Form 10-K
period 1993-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1994-02-24
CIK 50217

FORM 10-K
                   SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C. 20549
                           ___________________
     (Mark One)

     (X) Annual Report Pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
       (Fee Required)
     For the fiscal year ended         December 31, 1993
                              -------------------------------------------
                                   or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
       (Fee Required)
     For the transition period from__________________to__________________


  Commission                                               I.R.S. Employer
     File                                 State of          Identification
    Number          Registrant         Incorporation         Number
  ----------        ----------         -------------       ---------------

  1-3132-2     Indianapolis Power         Indiana             35-0413620
               & Light Company

                           25 Monument Circle
                       Indianapolis, Indiana 46204
                     Telephone Number: 317-261-8261


  Securities Registered Pursuant to Section 12(b) of the Act:

  None

  Securities Registered Pursuant to Section 12(g) of the Act:

  518,985 Shares of Cumulative Preferred Stock

  ______________________________________________________________________

  Indicate  by  check  mark  if  disclosure  of  delinquent   filers
  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
  requirements for at least the past 90 days.   Yes   X     No
                                                    ------    ------

  As of January 31, 1994, there were issued and outstanding 17,206,630 shares of the registrant's common stock without par value, all of which were held beneficially and of record by IPALCO Enterprises, Inc.
              ____________________________________________

  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Indianapolis Power & Light Company definitive Information Statement for the Annual Meeting of Shareholders on April 20, 1994 are incorporated by reference into Part III of this Report.





















































                                PART I

Item 1.  BUSINESS

         ORGANIZATION

              Indianapolis Power & Light Company (IPL) is an operating public utility incorporated under the laws of the State of Indiana on October 27, 1926. IPL is a subsidiary of IPALCO Enterprises, Inc. (IPALCO). IPALCO is a holding company incorporated under the laws of the State of Indiana on September 14, 1983. All common stock of IPL is owned by IPALCO.

         GENERAL

              IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the City of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the State of Indiana, the most distant point being about forty miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves.

              IPL operates under indeterminate permits subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). Such permits are subject to revocation by the IURC for cause. The Public Service Commission Act of Indiana (the PSC Act), which provides for the issuance of such permits, also provides that if the PSC Act is repealed, indeterminate permits will cease and a utility will again come into possession of such franchises as were surrendered at the time of the issue of the permit, but in no event shall such reinstated franchise be terminated within less than five years from the date of repeal of the PSC Act.

              The electric utility business is affected by the various seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by months during the year.

              IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association and Hoosier Energy Rural Electric Cooperative, Inc.

              Also, IPL and 28 other electric utilities, known as the East Central Area Reliability Group (the Group), are cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to provide maximum reliability of bulk power supply in the nine-state region served by the Group.

              In 1993, approximately 99.7% of the total kilowatthours sold by IPL were generated from coal, .2% from middle distillate fuel oil and .1% from secondary steam purchased from the Indianapolis Resource Recovery Project. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling.

              IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with six suppliers and the coal is produced entirely in the State of Indiana (these six suppliers are located in the following counties: Clay, Daviess, Greene, Knox, Pike, Sullivan and Warrick, and are not affiliates of IPL). See Exhibits listed under Part IV Item 14(a)3(10). It is presently believed that all coal used by IPL will be mined by others. IPL normally carries a 70-day supply of coal and fuel oil to offset unforeseen occurrences such as labor disputes, equipment breakdowns, power sales to other utilities, etc. When strikes are anticipated in the coal industry, IPL increases its stockpile to an approximate 103-day supply.

              The combined cost of coal and fuel oil used in the generation of electric energy for 1993 averaged 1.151 cents per kilowatthour or $24.49 per equivalent ton of coal, compared with the 1992 average fuel cost for electric generation of 1.146 cents per kilowatthour or $24.55 per equivalent ton of coal. Fuel costs are expected to experience only moderate changes in the near future due to increased supplier productivity, the stabilizing of coal prices and a low dependency on oil. However, an acceleration of inflation and/or changes in laws, regulations or ordinances which impact the mining industry or place more restrictive environmental controls on utilities could have a detrimental effect on such prices.

              IPL has a long-term contract to purchase steam for use in its steam distribution system with Ogden Martin Systems of Indianapolis, Inc. (Ogden Martin). Ogden Martin owns and operates the Indianapolis Resource Recovery Project which is a waste-to-energy facility located in Marion County, Indiana. During 1993, IPL's steam system purchased 49.4% of its total therm requirement from Ogden Martin. Additionally, 33.3% of its 1993 one-hour peak load was met with steam purchased from Ogden Martin. IPL also purchased 3.2 million secondary therms which represent Ogden Martin send-out in excess of the IPL steam system requirements. Such secondary steam is used to produce electricity at the IPL Perry K and Perry W facilities.

         CONSTRUCTION

              The cost of IPL's construction program during 1993, 1992 and 1991 was $149.3 million, $115.3 million and $96.3 million, respectively, including Allowances for Funds Used During
         Construction (AFUDC) of $3.6 million, $3.2 million and $1.6 million, respectively.

              IPL's construction program is reviewed periodically and is updated to reflect among other things the changes in economic conditions, revised load forecasts and cost escalations under construction contracts. The most recent projections indicate that IPL will need about 800 megawatts (MW) of additional energy resources by the year 2000. IPL plans to meet this need through the combination of the use of Demand Side Management, power purchases, peaking turbines and base-load generation.

              During 1992, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which will supply additional capacity for the near-term requirements. IPL receives 200 MW of capacity. IPL can also elect to extend the agreement through November 1999. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Capital Requirements" for additional information regarding the IMP agreement.

              IPL's construction program for the five-year period 1994-1998, is estimated to cost $1.0 billion including AFUDC. The estimated cost of the program by year (in millions) is $234.4 in 1994; $191.9 in 1995; $116.6 in 1996; $221.4 in 1997; and $251.8
         in 1998. It includes $113.7 million for four 80 MW combustion turbines with in-service dates of 1994, 1995, 1998 and 1999, respectively, and $217.2 million for base-load capacity with in-service dates of 2000 and 2002, or beyond. The forecast also includes $284.4 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         FINANCING

              IPL's 1994-1998 long-term financing program anticipates sales of debt and equity securities totaling $447.7 million. The timing and amounts of such activities are contingent upon the timing and cost of any new capacity, as well as market conditions and other factors near the dates of the required financings. In addition to the sale of new securities, IPL has authority from the IURC to redeem and replace certain of its existing securities should favorable market conditions arise. Such action, if considered, may result in additional financing in the form of long-term debt. (With respect to restrictions on the issuance of certain securities, see Item 7, "LIQUIDITY AND CAPITAL RESOURCES".)

         EMPLOYEE RELATIONS

              As of December 31, 1993, IPL had 2,276 employees of whom 1,155 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 411 were represented by the Electric Utility Workers Union (EUWU), an unaffiliated labor organization. In December 1993, the membership of the IBEW ratified a new labor agreement which remains in effect until December 16, 1996. The agreement provides for general pay adjustments of 4% in 1993, 3.5% in both 1994 and 1995, and changes in pension and health care coverage. In March, 1992, the membership of the EUWU ratified a new labor agreement which remains in effect until February 27, 1995. The agreement provides for general pay adjustments of 4.5% in both 1992 and 1993, and 3% in 1994, as well as changes in health care coverage.

         REGULATORY MATTERS

              IPL is subject to regulation by the IURC as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities, and certain other matters.

              In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission, in respect of short-term borrowings not regulated by the IURC, the transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

              IPL is also subject to federal, state, and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL's 1994-1998 construction program includes $335 million in environmental costs, including AFUDC, of which approximately $207 million pertains to the Clean Air Act. Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC.
         Annual costs for all air, solid waste, and water environmental compliance measures are $106 million and $112 million in 1994 and 1995, respectively.





























                            INDIANAPOLIS POWER & LIGHT COMPANY
                            STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                            Year Ended December 31,
                                                 1993         1992         1991         1990         1989
Operating Revenues (In Thousands):
  Residential                                $  225,138   $  212,757   $  224,039   $  207,734   $  205,066
  Small industrial and commercial               127,551      126,588      135,456      134,514      137,207
  Large industrial and commercial               255,945      243,446      237,200      225,586      214,047
  Public lighting                                 7,186        7,133        7,106        7,122        7,095
  Miscellaneous                                   7,373        6,018        6,960        6,598        6,352
                                              ----------   ----------   ----------   ----------   ----------
    Revenues - ultimate consumers               623,193      595,942      610,761      581,554      569,767
  Sales for resale - REMC                           897          861          900          759          825
  Sales for resale - other                        5,237        2,400        4,197       10,418        4,590
                                              ----------   ----------   ----------   ----------   ----------
      Total electric revenues                $  629,327   $  599,203   $  615,858   $  592,731   $  575,182
                                              ==========   ==========   ==========   ==========   ==========
Kilowatthour Sales (In Millions):
  Residential                                     4,014        3,675        3,960        3,585        3,585
  Small industrial and commercial                 2,202        2,171        2,331        2,322        2,399
  Large industrial and commercial                 6,169        5,843        5,612        5,399        5,178
  Public lighting                                    62           64           64           65           65
                                              ----------   ----------   ----------   ----------   ----------
    Sales - ultimate consumers                   12,447       11,753       11,967       11,371       11,227
  Sales for resale - REMC                            24           23           23           20           21
  Sales for resale - other                          321          169          256          555          228
                                              ----------   ----------   ----------   ----------   ----------
      Total kilowatthours sold                   12,792       11,945       12,246       11,946       11,476
                                              ==========   ==========   ==========   ==========   ==========
Customers at End of Year:
  Residential                                   356,015      352,139      347,718      344,094      339,004
  Small industrial and commercial                38,359       38,171       38,011       37,863       37,619
  Large industrial and commercial                 3,342        3,163        2,952        2,714        2,440
  Public lighting                                   252          239          229          212          197
                                              ----------   ----------   ----------   ----------   ----------
    Total ultimate consumers                    397,968      393,712      388,910      384,883      379,260
  Sales for resale - REMC                             1            1            1            1            1
                                              ----------   ----------   ----------   ----------   ----------
      Total electric customers                  397,969      393,713      388,911      384,884      379,261
                                              ==========   ==========   ==========   ==========   ==========
Miscellaneous Statistics:
  Kilowatthour output (In Millions):
    Generated (net after station use)            13,254       12,525       12,851       12,254       11,930
    Purchased                                       325          126          160          300          331
                                              ----------   ----------   ----------   ----------   ----------
      Total generated and purchased              13,579       12,651       13,011       12,554       12,261
  Company use, line loss, etc.                      787          706          765          608          785
                                              ----------   ----------   ----------   ----------   ----------
        Energy sold                              12,792       11,945       12,246       11,946       11,476
                                              ==========   ==========   ==========   ==========   ==========

  Load factor (percent)                           57.44        56.72        56.37        54.83        57.55
  Average BTU per net kilowatthour               10,503       10,385       10,455       10,474       10,466
  Cost of fuel per million BTU               $    1.096   $    1.103   $    1.113   $    1.109   $    1.103
  Cost of fuel per ton (includes oil
    stated in equivalent tons of coal)       $   24.488   $   24.547   $   24.804   $   24.711   $   24.459
  Summer plant capability (megawatts)*            2,829        2,829        2,829        2,829        2,829
  Maximum demand on IPL system (megawatts)*       2,635        2,505        2,583        2,498        2,387
  Average use per residential
    customer (kilowatthours)                     11,345       10,515       11,460       10,514       10,668
  Average revenue per residential customer   $   636.28   $   608.68   $   648.36   $   609.29   $   610.13
  Average revenue per small industrial and
    commercial customer                      $ 3,310.59   $ 3,305.94   $ 3,552.03   $ 3,566.13   $ 3,668.15
  Average revenue per large industrial and
    commercial customer                      $78,055.83   $79,324.43   $83,816.09   $87,065.08   $93,429.69
  Average residential revenue per
    kilowatthour (cents)                          5.609        5.789        5.658        5.795        5.720



*  All figures are net of station use.










































Item 2.  PROPERTIES

              IPL owns and operates five primarily coal-fired generating plants, three of which are used for total electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 2,885 MW, a winter capability of 2,862 MW and a summer capability of 2,829 MW. All figures are net of station use. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. per hour.

              Total Electric Stations:

              H. T. Pritchard plant (Pritchard), 25 miles southwest of
                Indianapolis (six units in service - one in 1949, 1950, 1951, two in 1953 and one in 1956) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

              E. W. Stout plant (Stout) located in southwest part of
                Marion County (five units in service - one each in 1941, 1947, 1958, 1961 and 1973) with 771 MW nameplate rating and net winter and summer capabilities of 798 MW and 767 MW, respectively.

              Petersburg plant (Petersburg), located in Pike County,
                Indiana (four units in service - one each in 1967, 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,690 MW and 1,690 MW, respectively.

              Combination Electric and Steam Stations:

              C.C. Perry Section K plant (Perry K), in the city of
                Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.

              C.C. Perry Section W plant (Perry W), in the city of
                Indianapolis with 11 MW nameplate rating (net winter capability 10 MW, summer 12 MW) for electric and a gross capacity of 300 Mlbs. per hour for steam.

              Net electrical generation during 1993, at the Petersburg, Stout and Pritchard stations accounted for about 74.9%, 19.6% and 5.5%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.

              Included in the above totals are three gas turbine units at the Stout station added in 1973 with a combined nameplate rating of 64 MW, one diesel unit each at Pritchard and Stout stations, and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

              IPL's transmission system includes 454 circuit miles of 345,000 volt lines, 353 circuit miles of 138,000 volt lines and 275 miles of 34,500 volt lines. Distribution facilities include 4,686 pole miles and 19,785 wire miles of overhead lines. Underground distribution and service facilities include 436 miles of conduit and 4,900 wire miles of conductor. Underground street lighting facilities include 110 miles of conduit and 668 wire miles of conductor. Also included in the system are 74 bulk power substations and 85 distribution substations.

              Steam distribution properties include 22 miles of mains with 286 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, and approximately 884 acres in Switzerland County has been purchased for future plant sites.

Item 3.  LEGAL PROCEEDINGS

              On March 16, 1993, Smith Cogeneration of Indiana, Inc., and its affiliates (Smith) filed a petition with the Indiana Utility Regulatory Commission (IURC) requesting that IPL be ordered to enter into a power sales agreement to purchase power from Smith's proposed 240 megawatt plant. On September 24, 1993, IPL filed a motion for summary adjudication of Smith's petition. This motion is currently pending, has been fully briefed and no further proceedings have been scheduled in this matter.

              In June 1993, IPL received a Notice of Violation from the Indianapolis Air Pollution Control Section (IAPCS) regarding fugitive dust emissions at its Perry K Generating Station. IPL met with IAPCS to discuss four alleged violations over a span of 15 months. Each violation was subject to a fine of up to $2,500. IPL agreed to a settlement in the amount of $3,500 for all violations, but settlement has not yet been finalized.

              On August 18, 1993, the IURC entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition, and the Industrial Intervenors Group (IIG). OUCC and IIG are in the process of appealing the Commission's order to the Indiana Court of Appeals.

              In October 1993, IPL received a Findings of Violation from EPA, Region V, regarding IPL's compliance with the thermal limitations of the NPDES (water discharge) permit under which IPL operates its Petersburg Generating Station. On February 20, 1992, IPL filed an application for renewal of that permit but the application has not been acted upon by the Indiana Department of Environmental Management. Although unclear to IPL, EPA's action seems to have resulted from its misinterpretation of data IPL supplied to EPA in response to the latter's Clean Water Act information request that preceded issuance of the Findings of Violation. IPL believes it continues to be in compliance with the requirements of the permit and has made continuing efforts to meet with EPA to discuss the matter. If IPL is found to be in violation of its permit, it could be subject to maximum fines of $25,000 per day per violation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 22, 1994

     Name, age (at December 31, 1993), and positions and offices held for the past five years:

                                              From             To

      John R. Hodowal (48)
        Chairman of the Board                February, 1990
        Chief Executive Officer              May, 1989
        Executive Vice President             April, 1987       May, 1989


      Ramon L. Humke (61)
        President and Chief Operating
          Officer                            February, 1990
        President and Chief Executive
          Officer of Ameritech Services
          and Senior Vice President of
          Ameritech Bell Group               September, 1989   February, 1990
        President and Chief Executive
          Officer of Indiana Bell
          Telephone Company                  October, 1983     September, 1989


      John R. Brehm (40)
        Senior Vice President - Finance
          and Information Services           May, 1991
        Senior Vice President -
          Financial Services                 May, 1989         May, 1991
        Treasurer                            August, 1987      May, 1989


      Robert W. Rawlings (52)
        Senior Vice President -
          Electric Production                May, 1991
        Vice President - Electric
          Production                         May, 1989         May, 1991
        Vice President - Engineering
          and Construction                   April, 1986       May, 1989















                                              From             To

      Gerald D. Waltz (54)
        Senior Vice President -
          Business Development               May, 1991
        Senior Vice President -
          Engineering and Operations         April, 1986       May, 1991


      Max Califar (40)
        Vice President - Human
          Resources                          December, 1992
        Treasurer                            May, 1989         December, 1992
        Assistant Controller                 July, 1987        May, 1989


      Stephen J. Plunkett (45)
        Controller                           May, 1991
        Assistant Controller                 May, 1989         May, 1991








































                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

         All common stock of IPL is owned by Enterprises and is not publicly traded on any stock exchange.

         Aggregate quarterly dividends paid on the common stock during 1993 and 1992 were as follows (in thousands):

                      1993      1992

    First Quarter   $18,445   $17,648
    Second Quarter   19,209    18,399
    Third Quarter    19,209    18,400
    Fourth Quarter   19,209    18,443

         The IPL Board of Directors at its meeting on February 22, 1994, declared a regular quarterly dividend on common stock of $19,979,921.98 in total, payable April 15, 1994.

    Dividend Restrictions

         So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939, available for dividends. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1993 exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939.


















Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES


         On a national basis, competition for wholesale and retail sales within the electric utility industry has been increasing. In Indiana, competition has been primarily focused on the wholesale power markets. Existing Indiana law provides for public utilities to have an exclusive permit at the retail level. The impact of continuing competitive pressures on IPL's wholesale and retail electric and steam markets cannot be determined at this time.

         Rate Matters

                    Environmental Compliance Plan

          IPL is subject to the new air quality provisions specified in the federal Clean Air Act Amendments of 1990 and related regulations (the
      Act). During 1993, IPL obtained an order from the Indiana Utility Regulatory Commission (IURC) approving its environmental compliance plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Act - See "Capital Requirements". Certain intervenors in the hearing before the IURC have requested a transcript preparatory to an appeal of that order which appeal has not yet been perfected. As required by the Act, IPL filed its proposed compliance plan with the Environmental Protection Agency in February 1993.

              As provided in the Act, effective January 1, 1995, IPL is scheduled to receive annual emission "allowances" for certain of its generating units. Each allowance would permit the emission of one ton of sulfur dioxide. IPL presently expects that annual sulfur dioxide emissions will not exceed annual allowances provided to IPL under the Act. Allowances not required in the operation of IPL facilities may be reserved for future periods or sold. The value of such unused allowances that may be available to IPL for use in future periods or for sale is subject to a developing market and is unknown at this time. The IURC Order provides for the deferral of net gains and losses resulting from any sale of emission allowances for future amortization to cost of service on a basis to be determined in the next general retail electric rate proceeding.

                   Demand Side Management Program

          On September 8, 1993, IPL obtained an order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counsel, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to IPL's Demand Side Management Program (DSM). The order provides for the deferral and subsequent recovery in rates of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in rates.

                       Postretirement Benefits

          On December 30, 1992, the IURC issued an order authorizing Indiana utilities to account for postretirement benefits on the basis required by the Statement of Financial Accounting Standard No. 106 -- Accounting for Postretirement Benefits other than Pensions (SFAS
      106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. Prior to 1993, IPL used a pay-as-you-go method to account for such costs. IPL was required to adopt SFAS 106 effective January 1, 1993. Additionally, the order authorized the deferral of SFAS 106 costs in excess of such costs determined on a pay-as-you-go and the recording of a resulting regulatory asset. The order further provides for the recovery in rates of such costs in a subsequent general rate proceeding on an individual company basis in an amount to be determined in each such proceeding. IPL is deferring as a regulatory asset the non-construction related SFAS 106 costs associated with its electric business. IPL is expensing its non-construction related SFAS 106 costs associated with its steam business.

                     Regulatory Asset Deferrals

         Balance sheet deferrals of regulatory assets for DSM, postretirement benefits, income taxes and other such costs amounted to $33.1 million in 1993. Future deferrals for such items are expected to increase due to SFAS 106, and DSM and related carrying charges until IPL's next retail electric rate order.

                         Future Rate Relief

          IPL presently anticipates that it will petition the IURC to increase its electric rates and charges during 1994. A final IURC order on such a request may not occur until 1995. IPL's last authorized increase in electric rates and charges occurred in August, 1986.

                          Steam Rate Order

         The IURC authorized IPL to increase its steam system rates and charges over a six-year period beginning January 13, 1993.
      Accordingly, IPL implemented new steam tariffs effective on that date which were designed to produce estimated additional annual steam operating revenues as follows:

                             Additional           Cumulative
                               Annual               Annual
               Year          Revenues               Revenues
               ----         -----------          -----------
               1994          $2,051,000           $3,983,000
               1995           1,552,000            5,535,000
               1996           1,625,000            7,160,000
               1997           2,384,000            9,544,000
               1998             370,000            9,914,000



         Capital Requirements

          The capital requirements of IPL are primarily driven by the need for facilities to ensure customer service reliability and environmental compliance and by the impact of maturing long-term debt.

                     Forecasted Demand & Energy

          From 1994 to 1998, annual peak demand is forecasted to experience a compound 1.5% increase, while retail kilowatthour (KWH) sales are anticipated to increase at a 2.0% compound growth rate. Both compound growth rates are computed assuming normal weather conditions and include the effects of DSM. IPL expects a reduction of about 120 megawatts (MW) of annual peak demand by the year 2000 as a result of DSM programs.
                      Integrated Resource Plan

          Sales growth projections indicate a need for about 800 MW of additional capacity resources by the year 2000. These resource requirements can be met in a variety of ways including, but not limited to, a combination of the use of DSM, power purchases, peaking turbines and base-load generation. IPL continues to review its integrated resource plan to consider the appropriateness of all resource options to meet capacity requirements over the decade of the 1990's and beyond.

          IPL has a well-defined, near-term integrated resource plan and is considering all reasonable options to meet its long-term capacity requirements. The following discussion makes certain assumptions regarding IPL's plans to meet these requirements.

          In order to maintain adequate summer capacity reserve margins in the near-term, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which expires March 31, 1997. Under this agreement, IPL is receiving 200 MW of capacity. The agreement provides for monthly capacity payments by IPL of $1.2 million through March 31, 1997. IPL can terminate the agreement, should the ability to recover future demand charges through rates be disallowed. IPL and IMP will also exchange 50 MW of seasonal power over the 1995-1998 period.

          IPL plans to add two 80 MW combustion turbines with in-service dates in 1994 and 1995. Under Indiana law, IPL must obtain from the IURC a certificate of "public convenience and necessity" (Certificate) prior to purchasing or commencing construction of any new electric generation facility. IPL received Certificates from the IURC for construction of these combustion turbines during 1992.

          IPL is considering a variety of options to meet its long-term capacity requirements through the year 2000 including DSM, utility and nonutility power purchases, additional peaking turbines and base-load generating units. Presently, IPL plans to add two additional 80 MW combustion turbines with in-service dates in 1998 and 1999. IPL also has options to extend the 200 MW firm power purchase agreement with IMP through December 31, 1997 and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. Under a recent agreement, IPL has an option to purchase up to 250 MW from PSI Energy over the 1996 to 2000 period. IPL is also evaluating the installation, on a joint ownership basis, of two 426 MW base-load generating units to be placed in service in 2000 and 2002, respectively, or beyond. Of the total 852 MW, IPL proposes to own 400 MW, with other partners owning the remaining 452 MW. There is no assurance that IPL will be able to ultimately reach a joint ownership agreement with any other party. IPL has not applied for Certificates for the additional combustion turbines or the base load unit.

           Environmental Compliance Construction Requests

          IPL estimates that the capital cost of complying with the Act through 1997 will be approximately $240 million, including Allowance for Funds Used During Construction (AFUDC), of which $33.0 million has been expended prior to 1994. IPL further estimates that, subsequent to December 31, 1997, no significant capital expenditures will be required to bring generating units into compliance with the Act until the year 2010 or beyond.

                    Cost of Construction Program

          The cost of IPL's construction program during 1993, 1992 and 1991 was $149.3 million, $115.3 million and $96.3 million, including AFUDC of $3.6 million, $3.2 million and $1.6 million, respectively.

          IPL estimates the cost of the construction program for the five years, 1994-1998, to be approximately $1.0 billion including AFUDC of $73.1 million. This program is subject to continuing review and is revised from time to time in light of changes in the actual customer demand for electric energy, IPL's financial condition and construction cost escalations. In addition to costs of environmental compliance, the five-year construction program includes
      $113.7 million for the four 80 MW combustion turbines and $217.2 million for the base-load capacity, mentioned above. Additional expenditures will be incurred beyond 1998 for the capacity with in-service dates subsequent to 1998. Transmission and substation facilities relating to the planned base-load capacity amount to $29.0 million in the five-year construction program. Expenditures for the new capacity are contingent upon the review of other long-term and near-term options previously discussed and subsequent receipt of the necessary Certificates.

         Retirement of Long-term Debt and Equity Securities

          During 1993, 1992 and 1991, IPL retired long-term debt, including sinking fund payments, of $96.9 million, $75.0 million and $96.4 million, respectively, which required replacement with other debt securities at a lower cost.

          IPL will retire $7.5 million, $15.0 million, $11.25 million and $18.75 million of maturing long-term debt during 1994, 1996, 1997 and 1998, respectively, which may require replacement in whole or in part with other debt or equity securities. In addition, other existing higher rate debt may be refinanced depending upon market conditions.

         Financing

                       Financing Requirements

          During the three-year period ended December 31, 1993, IPL's permanent financing totaled $275.3 million in long-term debt. The net proceeds of these securities were used, along with internal funds, to retire existing long-term debt. All of IPL's construction expenditures during this three-year period were funded with internally generated cash and short-term debt.

          IPL's permanent financing requirements for the five-year period, 1994-1998, are forecasted to include additional sales of debt and equity securities totaling $447.7 million. This amount is highly contingent on the timing and cost of any new capacity. The timing, number and dollar amounts of such financings will depend on market conditions and other factors, including required regulatory approvals. In addition to the sale of new securities, IPL has authority from the IURC to redeem and replace certain of its existing securities, should favorable market conditions dictate.

          Internally generated funds supplemented by temporary short-term borrowings are forecasted to provide the remaining funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales, the level of interchange sales with other utilities and the receipt of Certificates required for new electric generation facilities.

                        Mortgage Restrictions

          IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1993, the ratios under the Articles and the Mortgage are
      3.28 and 7.33, respectively. IPL believes these requirements will not restrict any anticipated future financings.



      RESULTS OF OPERATIONS

                            1993 vs. 1992

          Income applicable to common stock increased by $9.7 million in 1993 compared to 1992. The following discussion highlights the factors contributing to the increase.

      Operations

          Utility operating income increased $8.1 million in 1993 compared to 1992. Contributing to this increase was an increase in electric operating revenues of $30.1 million, due to increases in retail sales of $25.9 million, wholesale sales of $2.8 million and miscellaneous electric revenue of $1.4 million. Retail electric sales were higher due to increased retail KWH sales of $31.1 million and decreased fuel cost recoveries of $5.2 million. The increase in retail KWH sales this year resulted primarily from the return to normal weather conditions in 1993 as compared to the abnormally mild summer weather conditions in 1992. During 1992, cooling degree days were 26.5 percent below normal. Wholesale sales were higher as a result of increased energy requirements of other utilities, who were also affected by the mild summer during 1992. The continuing health of the Indianapolis economy also contributed to the growth in KWH sales, particularly in the large industrial class.

          Fuel costs increased $3.3 million due to increases in fuel consumption of $9.6 million, partially offset by decreased unit costs of coal and oil of $.5 million and deferred fuel costs of $5.8 million. Power purchased increased $11.6 million due to increased capacity payments of $7.2 million to IMP in accordance with a five-year power purchase agreement, and by increased purchases of energy as a result of the near normal weather conditions in 1993 as compared to 1992.

          Maintenance expenses increased $4.9 million. This increase reflects higher unit overhaul and outage expenses in 1993, partially offset by decreased distribution maintenance expenses as a result of a severe storm in 1992 that cost $3.9 million. Amortization of the deferred return--rate phase-in plan, decreased due to the completion in August 1992 of the five-year amortization period.

          Taxes other than income taxes decreased $1.7 million as a result of lower property assessments. Income taxes - net, increased
      $4.3 million as a result of the increase in pretax utility operating income and a one percentage point increase in the federal income tax rate.

      Other Income And Deductions

          Other - net, increased $1.6 million as a result of a $1.5 million contribution to customer energy assistance programs expensed last year.

      Interest Charges

          Interest on long-term debt decreased $1.3 million as a result of refinancing six series of IPL's First Mortgage Bonds as follows: the 10 1/4% Series, First Mortgage Bonds in October 1993 (replaced with the 5.50% Series, First Mortgage Bonds); the 5.80% Series, First Mortgage Bonds in October, 1993 (replaced with the 5.40% Series, First Mortgage Bonds); the 6.90% and the 6.60% Series, First Mortgage Bonds (replaced with the 6.10% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges increased $1.1 million due to higher notes payable balances carried during 1993.


                            1992 vs. 1991

          Income applicable to common stock decreased by $10.8 million in 1992 compared to 1991. The following discussion highlights the factors contributing to the decrease.

      Operations

          Utility operating income decreased $15.6 million in 1992 compared to 1991. Contributing to this decrease were lower electric operating revenues of $16.7 million, due to lower retail electric sales of $13.9 million, lower wholesale sales of $1.8 million and lower miscellaneous electric revenue of $1.0 million. Retail electric sales were lower due to decreased retail KWH sales of $10.6 million and decreased fuel cost recoveries of $3.3 million. The decrease in retail KWH sales in 1992 resulted primarily from unusual weather conditions in both 1992 and 1991. Abnormally mild summer weather conditions in 1992 resulted in lower KWH sales, while the unusually hot weather during the summer of 1991 significantly increased KWH sales in that year. During 1992, cooling degree days were 48 percent lower than 1991 and 26.5 percent below normal. Wholesale sales were lower as a result of decreased energy requirements of other utilities, who were also affected by the mild summer.

          Fuel costs decreased $7.4 million due to decreases in fuel consumption of $4.3 million, decreased unit costs of coal and oil of $2.0 million and deferred fuel costs of $1.1 million. Other operating expenses increased $2.9 million due primarily to an increase in administrative and general expenses of $1.4 million (primarily as a result of increased salaries and group insurance costs), and a $2.0 million expense related to the FAC Agreement. Power purchased increased $3.9 million due to capacity payments of $5.4 million to IMP in accordance with a five-year power purchase agreement, partially offset by decreased purchases of energy as a result of the mild summer weather.

          Maintenance expenses increased $2.0 million, reflecting transmission and distribution system repair expenses as a result of a severe storm in June that cost a total of $3.9 million. These expenses were partially offset by decreased unit overhaul expenses in 1992, compared to 1991. Amortization of the deferred return--rate phase-in plan, decreased due to the completion in August 1992, of the five-year amortization period.

          Taxes other than income taxes increased $2.7 million as a result of increased property assessments and higher property tax rates. Income taxes-net, decreased $3.0 million primarily due to the decrease in pretax utility operating income.

      Other Income And Deductions

          Allowance for equity funds used during construction increased $1.3 million due to an increased construction base in 1992.

          Other - net, decreased $3.9 million due to decreased interest and dividend income earned by IPL of $2.4 million, and as a result of a $1.5 million contribution to customer energy assistance programs expensed in 1992. IPL received interest and dividend income in 1991 from investments, special deposits and other sources which did not occur this year.

          Income taxes - net, decreased $1.1 million as a result of decreased pretax operating income of the unregulated subsidiaries, decreased IPL interest and dividend income and the increased contribution expense previously mentioned.

      Interest Charges

          Interest and other charges - net, decreased $6.4 million primarily due to decreased interest on long-term debt of $3.8 million. This decrease is the result of refinancing four series of IPL's First Mortgage Bonds as follows: the 12% Series, First Mortgage Bonds in August 1991 (replaced with the long-term note at a floating interest rate that approximates tax-exempt Commercial Paper Rates); the 9 7/8% Series, First Mortgage Bonds in November 1991 (replaced with the 8% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges decreased $1.4 million due to lower interest rates during 1992.



                                1994

          Factors having a bearing on 1994 earnings compared to 1993 will include the impact of economic conditions, weather conditions, an increased level of construction expenditures, an increase in monthly capacity payments and the implementation of new steam system tariff rates.

          Authorized electric operating income for 1994 as determined by the IURC is approximately $144.0 million. (IPL earned $141.2 million during 1993 and $133.4 million during 1992.)

          Affecting 1994 earnings will be the cost of the IMP purchases mentioned previously. Annual capacity payments will increase by $1.8 million.

          The overall effect these factors will have on 1994 earnings cannot be accurately determined at this time.
























Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                    INDEPENDENT AUDITORS' REPORT



Indianapolis Power & Light Company:

We have audited the accompanying balance sheets and statements of capitalization of Indianapolis Power & Light Company as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 9 to the financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993.


/s/ Deloitte & Touche

Deloitte & Touche

Indianapolis, Indiana
January 21, 1994







                           INDIANAPOLIS POWER & LIGHT COMPANY

                                 Statements of Income
               For the Years Ended December 31, 1993, 1992 and 1991
- --------------------------------------------------------------------------------------------------
                                                          1993           1992           1991
- --------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
OPERATING REVENUES (Note 8):
  Electric                                              $  629,327     $  599,203     $  615,858
  Steam                                                     34,976         34,000         32,015
                                                        -----------    -----------    -----------
    Total operating revenues                               664,303        633,203        647,873

                                                        -----------    -----------    -----------
OPERATING EXPENSES:
  Operation:
    Fuel                                                   158,390        155,072        162,466
    Other                                                  100,890        100,447         97,538
  Power purchased                                           19,407          7,804          3,954
  Purchased steam                                            8,051          7,612          7,599
  Maintenance                                               67,326         62,446         60,491
  Depreciation and amortization                             78,372         74,829         72,344
  Amortization of deferred return - rate phase-in plan          -           3,786          6,282
  Taxes other than income taxes                             29,627         31,348         28,683
  Income taxes - net (Note 7)                               59,872         55,619         58,640
                                                        -----------    -----------    -----------
    Total operating expenses                               521,935        498,963        497,997
                                                        -----------    -----------    -----------
OPERATING INCOME                                           142,368        134,240        149,876
                                                        -----------    -----------    -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction        2,010          1,985            686
  Other - net                                               (1,237)        (2,872)           992
  Income taxes - net (Note 7)                                  599          1,143            113
                                                        -----------    -----------    -----------
    Total other income and (deductions) - net                1,372            256          1,791
                                                        -----------    -----------    -----------
INCOME BEFORE INTEREST CHARGES                             143,740        134,496        151,667
                                                        -----------    -----------    -----------
INTEREST CHARGES:
  Interest on long-term debt                                41,399         42,663         46,464
  Allowance for borrowed funds used during construction     (3,517)        (3,096)        (1,925)
  Other interest                                             2,305          1,251          2,596
  Amortization of redemption premiums and expenses on
    debt and preferred stock - net                             787            620            666
                                                        -----------    -----------    -----------
    Total interest charges                                  40,974         41,438         47,801
                                                        -----------    -----------    -----------
NET INCOME                                                 102,766         93,058        103,866

PREFERRED DIVIDEND REQUIREMENTS                              3,182          3,182          3,182
                                                        -----------    -----------    -----------
INCOME APPLICABLE TO COMMON STOCK                       $   99,584     $   89,876     $  100,684
                                                        ===========    ===========    ===========
See notes to financial statements.




                     INDIANAPOLIS POWER & LIGHT COMPANY

                               Balance Sheets
                        December 31, 1993 and 1992
- ------------------------------------------------------------------------------------------------
ASSETS                                                           1993                  1992
- ------------------------------------------------------------------------------------------------
                                                                   (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                        $   2,300,682         $   2,225,017
  Less accumulated depreciation                                  876,054               818,319
                                                           --------------        --------------
      Utility plant in service - net                           1,424,628             1,406,698
  Construction work in progress                                  168,480               110,506
  Property held for future use                                    15,763                15,760
                                                           --------------        --------------
      Utility plant - net                                      1,608,871             1,532,964
                                                           --------------        --------------


OTHER PROPERTY -
  At cost, less accumulated depreciation                           1,873                 1,513
                                                           --------------        --------------


CURRENT ASSETS:
  Cash and cash equivalents                                        8,349                10,581
  Accounts receivable (less allowance for doubtful
    accounts - 1993, $626,000 and 1992, $647,000)                 47,365                48,943
  Receivable from parent                                           5,482                   442
  Fuel - at average cost                                          35,213                47,174
  Materials and supplies - at average cost                        54,847                53,519
  Prepayments and other current assets                             3,240                 2,160
                                                           --------------        --------------
      Total current assets                                       154,496               162,819
                                                           --------------        --------------


DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                 30,587                28,661
  Unamortized redemption premiums and expenses on debt and
    preferred stock (Note 5)                                      25,453                23,893
  Other regulatory assets                                         32,954                 1,811
  Miscellaneous                                                   16,072                11,585
                                                           --------------        --------------
      Total deferred debits                                      105,066                65,950
                                                           --------------        --------------

      TOTAL                                                $   1,870,306         $   1,763,246
                                                           ==============        ==============

See notes to financial statements.






- ------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                      1993                  1992
- ------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
CAPITALIZATION (See Statements of Capitalization):
  Common shareholder's equity                                $     705,149         $     682,413
  Cumulative preferred stock                                        51,898                51,898
  Long-term debt                                                   532,260               540,641
                                                             -------------         -------------
      Total capitalization                                       1,289,307             1,274,952
                                                             -------------         -------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 6)               90,000                40,000
  Current maturities and sinking fund requirements                   8,729                 1,706
  Accounts payable                                                  74,187                66,958
  Dividends payable                                                 20,024                19,244
  Payrolls accrued                                                   4,505                 3,674
  Taxes accrued                                                     21,377                23,572
  Interest accrued                                                  11,150                11,474
  Other current liabilities                                          5,316                 8,201
                                                             -------------         -------------
      Total current liabilities                                    235,288               174,829
                                                             -------------         -------------



DEFERRED CREDITS:
  Accumulated deferred income taxes - net (Note 7)                 270,182               252,253
  Unamortized investment tax credit                                 57,029                60,297
  Accrued postretirement benefits (Note 9)                          17,668                    -
  Miscellaneous                                                        832                   915
                                                             -------------         -------------
      Total deferred credits                                       345,711               313,465
                                                             -------------         -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

      TOTAL                                                  $   1,870,306         $   1,763,246
                                                             =============         =============



See notes to financial statements.






                                  INDIANAPOLIS POWER & LIGHT COMPANY

                                       Statements of Cash Flows
                          For the Years Ended December 31, 1993, 1992 and 1991
- ------------------------------------------------------------------------------------------------------
                                                             1993             1992             1991
- ------------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                             $  102,766        $   93,058      $  103,866
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            79,412           75,511           72,860
    Amortization of deferred return - rate phase-in plan         -             3,786            6,282
    Deferred income taxes and investment tax
      credit adjustments, net                                  (430)             216           (1,179)
    Allowance for funds used during construction             (5,476)          (5,081)          (2,611)
  Decrease (increase) in certain assets:
    Accounts receivable                                      (3,462)          (5,659)             691
    Fuel, materials and supplies                             10,633           (7,992)           2,254
    Other current assets                                     (1,080)            (110)           5,953
  Increase (decrease) in certain liabilities:
    Accounts payable                                          7,229           14,470            7,511
    Taxes accrued                                            (2,195)           1,054            2,773
    Other current liabilities                                (2,458)           2,801           (1,637)
                                                         ----------       ----------       ----------
Net cash provided by operating activities                   184,939          172,054          196,763
                                                         ----------       ----------       ----------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                (145,765)        (112,037)         (94,633)
  Other                                                      (8,447)         (13,676)             163
                                                         ----------       ----------       ----------
Net cash used in investing activities                      (154,212)        (125,713)         (94,470)
                                                         ----------       ----------       ----------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                 96,500           80,000           98,800
  Retirement of long-term debt - including premiums         (98,978)         (79,958)        (101,372)
  Short-term debt - net                                      50,000           37,000          (23,500)
  Dividends paid                                            (79,253)         (76,072)         (73,023)
  Other                                                      (1,228)          (1,142)          (1,208)
                                                         ----------       ----------       ----------
Net cash used in financing activities                       (32,959)         (40,172)        (100,303)
                                                         ----------       ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,232)           6,169            1,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             10,581            4,412            2,422
                                                         ----------       ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    8,349        $  10,581       $    4,412
                                                         ==========       ==========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                 $   42,489        $  41,649       $   50,484
                                                         ==========       ==========       ==========
    Income taxes                                         $   61,806        $  56,136       $   58,562
                                                         ==========       ==========       ==========

See notes to financial statements.

                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                         Statements of Capitalization
                                          December 31, 1993 and 1992
- -----------------------------------------------------------------------------------------------------------------
                                                                                    1993                   1992
- -----------------------------------------------------------------------------------------------------------------
                                                                                           (In Thousands)
COMMON SHAREHOLDER'S EQUITY:
   Common stock, no par, authorized - 20,000,0000 shares
      issued and outstanding - 17,206,630 shares (Note 4)                    $     324,537          $     324,537
   Premium on 4% cumulative preferred stock                                          1,363                  1,363
   Retained earnings                                                               379,249                356,513
                                                                             -------------          -------------
     Total common shareholder's equity                                       $     705,149          $     682,413
                                                                             =============          =============
CUMULATIVE PREFERRED STOCK (Note 4):
   Non-redeemable - $100 par value, authorized
   2,000,000 shares                                 Call Price at
                                                  December 31, 1993
                                                  -----------------
    4% Series, 100,000 shares                          $118.00               $      10,000          $      10,000
    4.20% Series, 39,000 shares                         103.00                       3,900                  3,900
    4.60% Series, 30,000 shares                         103.00                       3,000                  3,000
    4.80% Series, 50,000 shares                         101.00                       5,000                  5,000
    6% Series, 100,000 shares                           102.00                      10,000                 10,000
    8.20% Series, 199,985 shares                        101.00                      19,998                 19,998
                                                                             -------------          -------------
     Total cumulative preferred stock                                        $      51,898          $      51,898
                                                                             =============          =============
VARIABLE CLASS PREFERRED STOCK:
   Par value undetermined, authorized
   3,000,000 shares, none issued

LONG-TERM DEBT (Notes 2 and 5):
   First mortgage bonds:
    4 1/2% Series, due August 1994                                           $       7,500          $       7,500
    5 1/8% Series, due April 1996                                                   15,400                 15,575
    5 5/8% Series, due May 1997                                                     11,629                 11,629
    7 1/8% Series, due May 1998                                                     19,750                 19,913
    7.40% Series, due March 2002                                                    33,200                 33,579
    7.65% Series, due March 2003                                                    25,200                 25,489
    6.90% Series, due July 2006                                                         -                  19,650
    8% Series, due October 2006                                                     58,800                 58,800
    5.80% Series, due August 2007                                                       -                  25,000
    7 3/8% Series, due August 2007                                                  80,000                 80,000
    6.60% Series, due September 2008                                                    -                  22,200
    9 5/8% Series, due September 2012                                               40,000                 40,000
    10 1/4% Series, due November 2013                                                   -                  30,000
    10 5/8% Series, due December 2014                                               40,000                 40,000
    6.10% Series, due January 2016                                                  41,850                     -
    5.40% Series, due August 2017                                                   24,650                     -
    9 5/8% Series, due June 2019                                                    50,000                 50,000
    7.45% Series, due August 2019                                                   23,500                 23,500
    5.50% Series, due October 2023                                                  30,000                     -
    Unamortized premium (discount) - net                                              (490)                  (488)
                                                                             -------------          -------------
      Total first mortgage bonds                                                   500,989                502,347
   Long-term note, due August 2021                                                  40,000                 40,000
   Current maturities and sinking fund requirements                                 (8,729)                (1,706)
                                                                             -------------          -------------
     Total long-term debt                                                    $     532,260          $     540,641
                                                                             =============          =============
TOTAL CAPITALIZATION                                                         $   1,289,307          $   1,274,952
                                                                             =============          =============
See notes to financial statements.



















































                           INDIANAPOLIS POWER & LIGHT COMPANY

                             Statements of Retained Earnings
                   For the Years Ended December 31, 1993, 1992 and 1991
- ------------------------------------------------------------------------------------------------------
                                                              1993             1992             1991
- ------------------------------------------------------------------------------------------------------
                                                                          (In Thousands)

RETAINED EARNINGS AT BEGINNING OF YEAR                   $   356,513       $  340,323       $  310,231
NET INCOME                                                   102,766           93,058          103,866
                                                         -----------       ----------       ----------
    Total                                                    459,279          433,381          414,097

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Statements of
        Capitalization)                                        3,182            3,182            3,182
    Common stock                                              76,848           73,686           70,592
                                                         -----------       ----------       ----------
    Total                                                     80,030           76,868           73,774
                                                         -----------       ----------       ----------
RETAINED EARNINGS AT END OF YEAR                         $   379,249       $  356,513       $  340,323
                                                         ===========       ==========       ==========


See notes to financial statements.




























                     INDIANAPOLIS POWER & LIGHT COMPANY

                       Notes to Financial Statements
        For the Years Ended December 31, 1993, 1992 and 1991
- ---------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     All the outstanding common stock of Indianapolis Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1993 and 1992, IPL had a receivable, which is due on demand, for advances made to IPALCO.

     System of Accounts--The accounts of IPL are maintained in accordance with the system of accounts prescribed by the Indiana Utility Regulatory Commission (IURC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

     Revenues--Revenues are recorded as billed to customers on a monthly cycle billing basis. Revenue is not accrued for energy delivered but unbilled at the end of the year. A fuel adjustment charge provision, which is established after public hearing, is applicable to substantially all the rate schedules of IPL, and permits the billing or crediting of fuel costs above or below the levels included in such rate schedules.

     Under current IURC practice, future fuel adjustment revenues may be temporarily reduced should actual operating expenses be less than or income levels be above amounts authorized by the IURC.

     Authorized Annual Operating Income--In an IURC order dated May 6, 1992, IPL's maximum authorized annual electric operating income, for purposes of quarterly earnings tests, was established at approximately $147 million through July 31, 1992, declining ratably to approximately $144 million at July 31, 1993. This level will be maintained until IPL's next general electric rate order. Additionally, through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis.

     As provided in an order dated December 21, 1992, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

     Deferred Fuel Expense--Fuel costs recoverable in subsequent periods under the fuel adjustment charge provision are deferred.

     Allowance For Funds Used During Construction (AFUDC)--In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pre-tax composite rates of 8.0%, 9.5% and 9.6% during 1993, 1992 and 1991, respectively.

     Utility Plant and Depreciation--Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. AFUDC is capitalized and depreciated over the life of the related facility. Depreciation was computed by the straight-line method based on the functional rates and averaged 3.4% during each of the years 1993, 1992 and 1991.

     Statements of Cash Flows - Cash Equivalents--IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

     Unamortized Deferred Return - Rate Phase-in Plan--IPL deferred the pre-tax debt and equity costs relating to its investment in plant which did not earn a cash return during the first year of a two-year, two-step retail electric rate phase-in plan authorized August 6, 1986. This deferred return and the related income taxes were amortized to cost of service over a five-year period commencing with the August 8, 1987 implementation of the second step of the phase-in plan. The deferred return was fully amortized in August, 1992.

     Unamortized Petersburg Unit 4 Carrying Charges--IPL has deferred certain post in-service date carrying charges of its investment in Petersburg Unit 4 (Unit 4). These carrying charges include both AFUDC on and depreciation of Unit 4 costs from the April 28, 1986 in-service date through the August 6, 1986 IURC rate order date in which IPL's investment in Unit 4 was included in rate base. Subsequent to April 28, 1986, IPL has capitalized interest on these deferred carrying charges. In addition, IPL has capitalized $7.0 million of additional allowance for earnings on shareholders' investment for rate-making purposes but not for financial reporting purposes. As provided in the rate order, the total amount of deferred carrying charges will be included in IPL's next general electric rate case.

     Unamortized Redemption Premiums and Expenses on Debt and Preferred Stock--In accordance with regulatory treatment, IPL defers non-sinking fund debt redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over twenty years.

     Other Regulatory Assets--At December 31, 1993 and 1992, IPL has deferred certain costs and expenses which are recoverable in future rates as follows:

                                                  1993         1992
- --------------------------------------------------------------------
                                                    (In Thousands)
Postretirement benefit costs in excess of
   cash payments and amounts capitalized        $12,893      $     -
SFAS 109                                         15,091            -
Other                                             4,970        1,811
                                                -------      -------
      Total                                     $32,954      $ 1,811
                                                =======      =======

     Income Taxes--Deferred taxes are provided for all significant timing differences between book and taxable income. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates, and the accelerated tax amortization of pollution control facilities.

     Investment tax credits which reduced Federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

     Effective January 1, 1993, IPL adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on a prospective basis. This statement requires the current recognition of income tax expense for (a) the amount of income taxes payable or refundable for the current year, and (b) for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in IPL's financial statements or income tax returns. The effects of income taxes are measured based on enacted laws and rates. Substantially all of the adjustments required by SFAS 109 were recorded to deferred tax balance sheet accounts, with the offsetting adjustments to regulatory assets and liabilities. The adoption of this standard did not have a material impact on IPL's cash flows or results of operations due to the effect of rate regulation.

     Employee Benefit Plans--Substantially all employees of IPL are covered by a non-contributory, defined benefit pension plan which is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for Federal income tax purposes.

     IPL also sponsors the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan), a defined contribution plan covering substantially all employees of IPL. Employees elect to make contributions to the plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding four percent of the employee's annual base compensation.

     Reclassification--Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

 2.  UTILITY PLANT IN SERVICE:

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                               1993            1992
- ---------------------------------------------------------------------
                                                  (In Thousands)
Production                                $1,387,239      $1,351,207
Transmission                                 218,369         210,699
Distribution:
  Electric                                   551,217         528,233
  Steam                                       42,205          40,092
General                                      101,652          94,786
                                          ----------      ----------
     Total utility plant in service       $2,300,682      $2,225,017
                                          ==========      ==========

     Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

 3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by IPL, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

     Cash, cash equivalents and notes payable--The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-term debt, including current maturities and sinking fund requirements--Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. At December 31, 1993 and 1992 the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                      1993       1992
        ------------------------------------------------
                                      (In Thousands)
          Carrying amount           $540,989    $542,347
          Approximate fair value     576,621     567,577

 4.  CAPITAL STOCK:

     Common Stock:

     There were no changes in IPL common stock during 1993, 1992 and 1991.

     Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indenture securing IPL's First Mortgage Bonds. All of the retained earnings at December 31, 1993, were free of such restrictions.

     Cumulative Preferred Stock:

     Preferred stock shareholders are entitled to two votes per share, and if four full quarterly dividends are in default, they are entitled to elect the smallest number of Directors to constitute a majority.

 5.  LONG-TERM DEBT:

     The 9 5/8% Series due 2012, 10 5/8% Series due 2014, 6.10% Series due 2016, 5.40% Series due 2017, and 5.50% Series due 2023 were each issued to the City of Petersburg, Indiana (City) by IPL to secure the loan of proceeds received from a like amount of tax-exempt Pollution Control Revenue Bonds issued by the City for the purpose of financing pollution control facilities at IPL's Petersburg Generating Station.

     On August 6, 1992, IPL issued $80 million of First Mortgage Bonds,
7 3/8% series, due 2007. The net proceeds from this issue were used to redeem on September 1, 1992, IPL's First Mortgage Bonds, 9.3% series, due 2006 and 9 1/2% series, due 2016, at the prices of $104.17 and $107.13, respectively, plus accrued interest.

     On April 13, 1993, IPL issued a First Mortgage Bond, 6.10% Series, due 2016, in the principal amount of $41.85 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds were used to redeem on June 1, 1993, IPL's $19.65 million First Mortgage Bonds, 6.90% Series, due 2006, and IPL's $22.2 million First Mortgage Bonds, 6.60% Series, due 2008, at the prices of $100 and $101, respectively, plus accrued interest.

     On October 14, 1993, IPL issued a First Mortgage Bond, 5.40% Series, due 2017, in the principal amount of $24.65 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds, were used to redeem on November 15, 1993, IPL's $24.65 million First Mortgage Bonds, 5.80% Series, due 2007, at the price of $100 plus accrued interest.

     Also, on October 14, 1993, IPL issued a First Mortgage Bond, 5.50% Series, due 2023, in the principal amount of $30.0 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds, were used to redeem on November 15, 1993, IPL's $30.0 million First Mortgage Bonds, 10 1/4% Series, due 2013, at the price of $103 plus accrued interest.

     IPL has a 30-year unsecured promissory note which was issued to the City of Petersburg, Indiana, in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, due 2021, by the City of Petersburg. This note and the related bonds provide for a floating interest rate that approximates tax-exempt Commercial Paper Rates. The average interest rate on this note was 2.40% for 1993 and 3.00% for 1992. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     Maturities and sinking fund requirements on long-term debt for the five years subsequent to December 31, 1993, are as follows:

                                          Net Sinking Fund
                              Maturities    Requirements     Total
- --------------------------------------------------------------------
                                          (In Thousands)
  1994                         $  7,500       $1,229      $  8,729
  1995                                -        1,300         1,300
  1996                           15,000        1,100        16,100
  1997                           11,250          950        12,200
  1998                           18,750          700        19,450

  6.  LINES OF CREDIT:

     IPL has lines of credit with banks of $100 million at December 31, 1993, to provide loans for interim financing. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1994 to November 30, 1994 and require the payment of commitment fees. At December 31, 1993, these credit lines were unused. Lines of credit supporting commercial paper were $90 million at December 31, 1993.

 7.  INCOME TAXES:

     Federal and State income taxes charged to income are as follows:

                                                  1993       1992       1991
- -------------------------------------------------------------------------------
                                                       (In Thousands)
Operating Expenses:
  Current income taxes:
    Federal                                      $52,321    $48,504    $52,324
    State                                          7,761      7,500      8,050
                                                 -------    -------    -------
      Total current taxes                         60,082     56,004     60,374
                                                 =======    =======    =======

  Deferred income taxes, net--Federal and State:
    Excess of tax depreciation over book
      depreciation                                 7,109      5,254      5,939
    Early retirement of bonds                        592      1,965      1,415
    Allowance for borrowed funds used during
      construction (net of capitalized interest
      for tax purposes)                           (1,214)    (1,050)    (1,157)
    Amortization of deferred return - rate
      phase-in plan (debt portion)                     -       (676)    (1,122)
    Unbilled revenues                             (1,768)       436       (156)
    Accrued pension expense                       (1,865)    (1,965)    (2,100)
    Miscellaneous                                    204       (890)    (1,411)
                                                 -------    -------    -------
      Total deferred taxes                         3,058      3,074      1,408
                                                 -------    -------    -------

  Net amortization of investment credit           (3,268)    (3,459)    (3,142)
                                                 -------    -------    -------
        Total charge to operating expenses        59,872     55,619     58,640
Net credit to other income and deductions           (599)    (1,143)      (113)
                                                 -------    -------    -------
Total Federal and State income tax provisions    $59,273    $54,476    $58,527
                                                 =======    =======    =======


     The provision for Federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pre-tax income. The reasons for the difference, stated as a percentage of pre-tax income, are as follows:

                                                  1993       1992       1991
- ------------------------------------------------------------------------------
Federal statutory tax rate                        35.0%      34.0%      34.0%
Effect of State income taxes                      (1.8)      (1.9)      (1.8)
Amortization of investment tax credits            (2.0)      (2.3)      (2.0)
Other - net                                        0.1        1.5        0.6
                                                  ----       ----       ----
  Effective tax rate                              31.3%      31.3%      30.8%
                                                  ====       ====       ====


     The significant items comprising IPL's net deferred tax liability recognized in the balance sheet as of December 31, 1993 are as follows:


- ------------------------------------------------------------------------------
                                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                                       $335,824
  Early retirement of bonds                                             7,377
  Other                                                                 1,626
                                                                     --------
      Total deferred tax liabilities                                  344,827
                                                                     --------
Deferred tax assets:
  Unbilled revenue                                                     10,148
  Pension                                                               9,033
  Investment tax credit                                                34,842
  Other                                                                20,622
                                                                     --------
      Total deferred tax assets                                        74,645
                                                                     --------
Net deferred tax liability                                           $270,182
                                                                     ========


 8.  RATE MATTERS

     Steam Rate Order

     By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. Accordingly, IPL implemented new steam tariffs designed to produce estimated additional annual steam operating revenues as follows:








                                    Additional           Cumulative
                                      Annual               Annual
                 Year                Revenues             Revenues
                 ----               ----------           ----------
          January 13, 1993          $1,932,000           $1,932,000
          January 13, 1994           2,051,000            3,983,000
          January 13, 1995           1,552,000            5,535,000
          January 13, 1996           1,625,000            7,160,000
          January 13, 1997           2,384,000            9,544,000
          January 13, 1998             370,000            9,914,000


     Environmental Compliance Plan

     On August 18, 1993, IPL obtained an Order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Federal Clean Air Act Amendments of 1990.
The order provides for the deferral of net gains and losses resulting from any sale of emission allowances for future amortization to cost of service on a basis to be determined in the next general electric rate proceeding.

     Demand Side Management Program

     IPL obtained an Order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counsel, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to the Company's Demand Side Management Program
(DSM). The order provides for the deferral and subsequent recovery in rates of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in rates.

 9.  EMPLOYEE BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFITS:

     IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.1 million, $3.1 million and $2.8 million in 1993, 1992 and 1991, respectively.















     Net pension cost including amounts charged to construction for 1993, 1992 and 1991 are comprised of the following components:

                                                  1993       1992       1991
- ------------------------------------------------------------------------------
                                                       (In Thousands)
Service cost--benefits earned during the period   $ 6,355    $ 5,563    $ 4,890
Interest cost on projected benefit obligation      14,192     13,739     13,036
Actual return on plan assets                      (40,045)   (18,865)   (28,203)
Net amortization and deferral                      25,689      5,366     16,318
                                                  -------    -------    -------
Net periodic pension cost                           6,191      5,803      6,041
Less amount allocated to related parties               87         71         87
                                                  -------    -------    -------
IPL net periodic pension cost                     $ 6,104    $ 5,732    $ 5,954
                                                  =======    =======    =======


A summary of the Plans' funding status, and the amount recognized in the balance sheets at December 31, 1993 and 1992, follows:

                                                         1993       1992
- ------------------------------------------------------------------------------
                                                          (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                          $(128,449)  $(112,823)
  Non-vested benefit obligation                        (28,532)    (24,389)
                                                     ----------  ----------
  Accumulated benefit obligation                     $(156,981)  $(137,212)
                                                     ==========  ==========

Projected benefit obligation                         $(224,037)  $(193,653)

Plan assets at fair value                              218,312     185,752
                                                     ----------  ----------
Funded status--plan assets less than projected
  benefit obligation                                    (5,725)     (7,901)
Unrecognized net gain from past experience different
  from that assumed                                    (22,922)    (14,909)
Unrecognized past service costs                         22,932      23,219
Unrecognized net asset at January 1, 1987 being
  amortized over 18.9 years                            (16,825)    (18,238)
                                                     ----------  ----------
Net accrued pension costs included in current
  liabilities at December 31                         $ (22,540)  $ (17,829)
                                                     ==========  ==========


     As of the October 31, 1993 valuation date, approximately 10.5% of the Plans' assets were in equity securities, with the remainder in fixed income securities.

     IPL also provides certain postretirement health care and life insurance benefits for employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. On January 1, 1993, IPL adopted the provisions of SFAS No. 106 -- Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. The January 1, 1993 transition obligation of $122.4 million is being amortized over a 20 year period. Prior to 1993, the cost of such benefits was recognized when incurred and amounted to $3.5 million and $2.8 million in 1992 and 1991, respectively.

     Net postretirement benefit cost, including amounts charged to construction for 1993 is comprised of the following components:

- ------------------------------------------------------------------------------
                                                                (In Thousands)
Service cost -- benefits earned during the period                    $ 4,760
Interest cost on accumulated postretirement benefit obligation        10,792
Actual return on plan assets                                            (297)
Net amortization and deferral                                          5,732
                                                                     -------
Net periodic postretirement benefit cost                             $20,987
                                                                     =======


     A summary of the retiree health care and life insurance plan's funding status, and the amount recognized in the consolidated balance sheet at December 31, 1993 follows:

- ----------------------------------------------------------------------------------------
                                                                          (In Thousands)
Actuarial present value of accumulated postretirement benefit obligation
    Retirees                                                                  $ (60,110)
    Fully eligible active plan participants                                     (21,344)
    Other active plan participants                                              (73,872)
                                                                               --------
     Total                                                                     (155,326)
Plan assets at fair value                                                        10,135
                                                                               --------
Funded status--accumulated postretirement benefit obligation in excess
    of plan assets                                                             (145,191)
Unrecognized net gain from past experience different from that assumed           11,322
Unrecognized net obligation at January 1, 1993 being amortized over
    20 years                                                                    116,201
                                                                               --------
Net accrued postretirement benefit cost included in deferred liabilities at
    December 31                                                               $ (17,668)
                                                                              =========


     IPL is expensing its non-construction related SFAS 106 costs associated with its steam business. The SFAS 106 costs, net of amounts paid and capitalized for construction, associated with IPL's electric business is being deferred as a regulatory asset on the balance sheet, as authorized by an order of the IURC on December 30, 1992, which provided for deferral of SFAS 106 costs in excess of such costs determined on a cash basis. A request for recovery in rates of these costs will be included in IPL's next general electric rate petition.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 12.6 % for 1994, gradually declining to 5.0% in 2003. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $24.3 million and the combined service cost and interest cost for 1993 by approximately $3.4 million.

     Plan assets consist of the cash surrender value of life insurance policies on certain retired employees. The expected long-term rate of return on plan assets is 8 percent.

     Assumptions used in determining the accumulated benefit obligation for the pension plans for 1993, 1992 and 1991 and for the accumulated postretirement benefit obligation for 1993 were:

                                                  1993       1992       1991
- ------------------------------------------------------------------------------
Discount rate - pension plans                     7.0%       7.5%       8.0%
Discount rate - postretirement benefits           7.0%        -          -
Rate of increase in future compensation levels    6.1%       6.1%       6.1%
Expected long-term rate of return on assets       8.0%       8.0%       8.0%


10.  COMMITMENTS AND CONTINGENCIES:

     In 1994, IPL anticipates the cost of its construction program to be approximately $234 million.

     IPL will comply with the provisions of "The Clean Air Act Amendments of 1990" (the Act) through the installation of SO2 scrubbers and NOx facilities. The cost of complying with the Act from 1994 through 1997, including AFUDC, is estimated to be approximately $207 million, of which $80 million is anticipated in 1994. During 1993, expenditures for compliance with the Act were $13.7 million.

     IPL has a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP) for 100 megawatts (MW) of capacity effective April 1992, with the purchase of an additional 100 MW (for a total of 200
MW) beginning in April 1993. The agreement provides for monthly capacity payments by IPL of $.6 million from April 1992 through March 1993, increasing to a monthly amount of $1.2 million which began in April 1993 and continue through March 31, 1997. The agreement further provides that IPL can elect to extend purchases through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. IPL can terminate the agreement, should the ability to recover future demand charges through rates be disallowed. Capacity payments in 1993 and 1992 under this agreement totaled $12.6 million and $5.4 million, respectively.

     In October 1993, IPL received a Findings of Violation regarding compliance with the thermal limits of the National Pollutant Discharge Elimination System permit for its Petersburg Generating Station. IPL expects to meet with the Environmental Protection Agency in early 1994 to resolve this matter. IPL believes it has met all the requirements of its permit, but if IPL's position is found erroneous, IPL could be subject to fines of up to $25,000 per day of violation.

     IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the financial position and results of operations.

11.  QUARTERLY RESULTS (UNAUDITED):

     Operating results for the years ended December 31, 1993 and 1992 by quarter, are as follows (in thousands):

                                                 1993
- --------------------------------------------------------------------------------
                              March 31    June 30    September 30    December 31
                              --------    -------    ------------    -----------
Operating revenues            $169,042    $153,127     $183,264       $158,870
Operating income                40,068      27,354       44,520         30,426
Net income                      30,038      17,551       34,331         20,846


                                                 1992
- --------------------------------------------------------------------------------
                              March 31    June 30    September 30    December 31
                              --------    -------    ------------    -----------
Operating revenues            $159,974    $150,446     $166,153       $156,630
Operating income                37,829      25,915       39,262         31,234
Net income                      27,755      15,108       28,999         21,196



     The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Weather conditions in 1993 reflected near normal conditions, while weather conditions in 1992 were considerably moderate.

     The quarter ended June 30, 1992, includes a $3.9 million expense as a result of severe storm damage to IPL's transmission and distribution systems, and a $2.8 million expense in connection with the settlement of disputes regarding fuel adjustment issues.






Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.






                               PART III


Items 10,
11, 12        Indianapolis Power & Light Company has filed with the
and 13        Securities and Exchange Commission a definitive information statement pursuant to Regulation 14C.  This document will
              incorporate by reference the information required by these items, except for the information regarding executive
              officers which is set forth in Part I, following Item 4
              hereof    under the heading "EXECUTIVE OFFICERS OF THE
              REGISTRANT."





































                                PART IV

Item 14 (a).  DOCUMENT LIST

              The Financial Statements and Supplemental Schedules under this Item 14 (a) 1 and 2 filed in this Form 10-K are those of Indianapolis Power & Light Company.

              1.  Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Cash Flows for the Years
                       Ended December 31, 1993, 1992 and 1991

                     Statements of Income for the Years Ended
                       December 31, 1993, 1992 and 1991

                     Balance Sheets, December 31, 1993 and 1992

                     Statements of Capitalization
                       December 31, 1993 and 1992

                     Statements of Retained Earnings for the Years
                       Ended December 31, 1993, 1992 and 1991

                     Notes to Financial Statements

              2.  Supplementary Data and Financial Statement Schedules

                  Included in Part IV of this report:

                     For each of the years ended December 31, 1993, 1992
                       and 1991

                       Schedule V    - Utility Property, Plant, and Equipment
                       Schedule VI   - Accumulated Depreciation of Utility
                                           Property, Plant, and Equipment
                       Schedule IX   - Short-Term Borrowings
                       Schedule X    - Supplemental Income Statement
                                           Information


             The schedules, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the information is furnished in the financial statements or notes thereto.











             3. Exhibits Required by Securities and Exchange Commission Regulation S-K

                  Copies of the documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made part hereof and have heretofore been classified as basic documents under Rule 24(b) of the SEC Rules of Practice.

              (3)  Articles of Incorporation and By-Laws

               * --Copy of Amended Articles of Incorporation of IPL.
                   (Form 8-K dated May 19, 1982.)

               * --Copy of Amended Articles of Incorporation including
                   Articles of Amendment dated April 17, 1991. (Form 10-Q for quarter ended March 31, 1991.)

               * --Copy of Amended By-Laws dated August 23, 1993.  (Form
                   10-Q for quarter ended September 30, 1993.)

              (4) Instruments defining the rights of security holders, including indentures

               * --Copy of Mortgage and Deed of Trust, dated as of May 1,
                   1940, between IPL and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 33 Supplemental Indentures.

                      Exhibits D in File No. 2-4396; B-1 in File No. 2-6210;
                 7-C File No. 2-7944; 7-D in File No. 2-72944; 7-E in File
                 No. 2-8106; 7-F in File No. 2-8749; 7-G in File No. 2-8749;
                 4-Q in File No. 2-10052;  2-I in File No. 2-12488; 2-J in
                 File No. 2-13903; 2-K in File No. 2-22553; 2-L in File No. 2-24581; 2-M in File No. 2-26156; 4-D in File No. 2-26884;
                 2-D in File No. 2-38332; Exhibit A to Form 8-K for October 1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File No. 2-53541, 2E
                 in File No. 2-55154; 2E in File no. 2-60819; 2F in File No. 2-60819; 2-G in File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for the year ended December 31, 1985.)

               * --Copy of Thirty-First Supplemental Indenture dated as
                   of October 1, 1986. (Form 10-K for the year ended December 31, 1986.)

               * --Copy of Thirty-Second Supplemental Indenture dated as
                   of June 1, 1989.  (Form 10-K for year ended 12-31-89.)

               * --Copy of Thirty-Third Supplemental Indenture dated as of
                   August 1, 1989.  (Form 10-K for year ended 12-31-89.)






             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

               * --Copy of Thirty-Fourth Supplemental Indenture dated as
                   of October 15, 1991.  (Form 10-K for year ended 12-31-91.)

               * --Copy of Thirty-Fifth Supplemental Indenture dated as of
                   August 1, 1992.  (Form 10-K for year ended 12-31-92.)

               * --Copy of Thirty-Sixth Supplemental Indenture dated as of
                   April 1, 1993.  (Form 10-Q for quarter ended 9-30-93.)

               * --Copy of Thirty-Seventh Supplemental Indenture dated as of October 1, 1993.  (Form 10-Q for quarter ended 9-30-93.)

               * --Copy of Thirty-Eighth Supplemental Indenture dated as
                   of October 1, 1993.  (Form 10-Q for quarter ended 9-30-93.)

               * --Copy of Thirty-Ninth Supplemental Indenture dated as of
                   February 1, 1994.  (Form 8-K, dated 1-25-94.)

               * --Copy of Fortieth Supplemental Indenture dated as of
                   February 1, 1994.  (Form 8-K, dated 1-25-94.)

             (10)  Material Contracts

               * --Copy of Amended Coal Supply Agreement between IPL and
                   Peabody Coal Company dated as of January 1, 1982. (Form 10-K for the year ended 12-31-82.)

               * --Copy of Coal Supply Agreement between IPL and Peabody
                   Coal Company effective as of January 1, 1992 and dated April 7, 1993. (Form 10-Q for quarter ended 3-31-93.)

               * --Copy of Amendment to Coal Supply Agreement dated July
                   15. 1985, between IPL and Black Beauty Coal Company, Inc. (Form 10-K for year ended 12-31-86.)

               * --Copy of Coal Supply Agreement dated December 26,1984,
                   between IPL and AMAX Coal Company. (Form 10-K for year ended 12-31-84.)

               * --Copy of Amendment to Coal Supply Agreement dated
                   February 27, 1987, between IPL and Black Beauty Coal Company, Inc. (Form 10-K for year ended 12-31-87.)

               * --Copy of Transportation Contract dated September
                   28,1987, between IPL and Consolidated Rail Corporation. (Form 10-K for year ended 12-31-87.)

               * --Copy of Amendment No. 1 to Transportation Contract
                   between IPL and Consolidated Rail Corporation dated November 1, 1988. (Form 10-Q for quarterly period ended June 30, 1989.)






             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

               * --Copy of Amendments No. 2 and 3 to Transportation
                   Contract between IPL and Consolidated Rail Corporation dated August 1, 1989 and August 2, 1989, respectively. (Form 10-Q for quarterly period ended September 30, 1989.)

               * --Copy of Amendment No. 4 to Transportation Contract
                   between IPL and Consolidated Rail Corporation dated July 30, 1990. (Form 10-Q for quarterly period ended September 30, 1990.)

               * --Copy of Coal Supply Agreement dated September 23, 1988, between IPL and Shand Mining, Inc. (Form 10-K for year ended 12-31-88.)

               * --Copy of Coal Supply Agreement dated March 29, 1988,
                   between IPL and Coal, Inc.  (Form 10-K for year ended
                   12-31-88.)

               * --Copy of First Amendment to Coal Supply Agreement
                   between IPL and Coal, Inc. dated July 17, 1989. (Form 10-K for year ended 12-31-89.)

               * --Copy of Coal Supply Agreement between IPL and Triad
                   Mining of Indiana, Inc. and Marine Coal Sales Company. (Form 10-Q for quarterly period ended March 31, 1991.)

                 --Directors' and Officers' Liability Insurance Policy No.
                   DO392B1A93 effective June 30, 1993, to June 1, 1994.

               * --Certificate of the Resolution amending the Unfunded
                   Deferred Compensation Plan for IPL Directors dated February 22, 1983. (Form 10-K for year ended 12-31-82.)

               * --Copy of the Resolution amending the Unfunded Deferred
                   Compensation Plan for IPL Directors effective January 1, 1992. (Form 10-K for year ended 12-31-92.)

                 --Copy of the Resolution amending the Unfunded Deferred
                   Compensation Plan for IPL Directors effective January 1,
                   1994.

                 --Copy of the resolution adopting the Unfunded Deferred
                   Compensation Plan for IPL Officers effective January 1,
                   1994.

               * --Eighth Amendment to and Complete Restatement of the IPL
                   Unfunded Supplemental Retirement Plan for a Select Group of Management Employees effective November 1, 1988. (Form 10-K for year ended 12-31-88.)

               * --Copy of IPL Supplemental Retirement Plan and Trust
                   Agreement for a Select Group of Management Employees (As Amended and Restated Effective January 1, 1992). (Form
                   10-K for year ended   12-31-92.)



             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

                 --Copy of IPL Supplemental Retirement Plan and Trust
                   Agreement For a Select Group of Management Employees (As Amended and Restated Effective May 1, 1993).

                 --Copy of First Amendment to the Indianapolis Power &
                   Light Company Supplemental Retirement Plan and Trust Agreement For A Select Group of Management Employees (As Last Amended and Restated Effective May 1, 1993).

                 --Management Performance Program for 1993.

               * --Interconnection Agreement, dated December 30, 1960,
                   between IPL and Indiana & Michigan Electric Company as modified. (Exhibits 4-A in File No. 2-24581; 5-F in File No. 2-28756; 5-R in File No. 2-43038; 5-S in File No. 2-47162 and 5-L in File No. 2-53541.)

               * --Modification 14
                   to Interconnection Agreement between IPL and Indiana & Michigan Electric Company. (Form 10-K for year ended 12-31-82.)

               * --Modification 15
                   to Interconnection Agreement dated September 1, 1985, between IPL and Indiana & Michigan Electric Company. (Form 10-K for year ended 12-31-88.)

               * --Modification 16
                   to Interconnection Agreement dated September 1, 1991, between IPL and Indiana Michigan Power Company (formerly Indiana & Michigan Electric Company). (Form 10-K for year ended 12-31-91.)

               * --Interconnection Agreement, dated May 1, 1962, between
                   IPL and Public Service of Indiana, Inc. as supplemented. (Exhibits 4-B in File No. 2-24581; 5-L in File No. 2-38332; 5-N in File No. 2-41916; 5-P in File No. 2-41916;
                   5-B in File No. 2-60819 and Forms 10-K for years ended 12-31-82 and 12-31-87.)

               * --Ninth Supplemental Agreement dated May 1, 1992, to
                   Interconnection Agreement between IPL and PSI Energy, Inc. (Form 10-K for year ended 12-31-92.)

               * --Facilities Agreement effective in 1968 among
                   Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

               * --Facilities Agreement dated August 16, 1977, between IPL and Public Service Company of Indiana, Inc. (Form 10-K for year ended 12-31-81.)





             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

               * --Amendment No. 1 dated June 1, 1981, to Facilities
                   Agreement between IPL and Public Service Company of Indiana, Inc. (Form 10-K for year ended 12-31-81.)

               * --Amendment No. 2 dated October 1, 1984, to Facilities
                   Agreement between IPL and Public Service of Indiana, Inc. (Form 10-K for year ended 12-31-86.)

               * --East Central Area Reliability Agreement dated August 1,
                   1967, between IPL and 23 other electric utility companies as supplemented. (Exhibits 5-I in File No. 2-38332 and 5-J in File No. 2-38332.)

               * --Interconnection Agreement dated December 2, 1969,
                   between IPL and Southern Indiana Gas and Electric Company as modified. (Exhibits 5-K in File No. 2-38332 and 5-Q in File No. 2-43038.)

               * --Modification 2,
                   Modification 3, and
                   Modification 4
                   to Interconnection Agreement between IPL and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-80.)

               * --Modification 5 and
                   Modification 6
                   to Interconnection Agreement between IPL and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-81.)

               * --Modification 7
                   to Interconnection Agreement between IPL and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-82.)

               * --Modification 8
                   to Interconnection Agreement between IPL and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-89.)

               * --Interconnection Agreement dated December 1, 1981,
                   between IPL and Hoosier Energy Rural Electric
                   Cooperative, Inc.  (Form 10-K for year ended 12-31-81.)

               * --Modification 1
                   to Interconnection Agreement between IPL and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-82.)

               * --Modification 2
                   to Interconnection Agreement between IPL and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-83.)



             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

               * --Modification 3
                   to Interconnection Agreement between IPL and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-89.)

               * --Interconnection Agreement, dated October 7, 1987,
                   between IPL and Wabash Valley Power Association. (Form 10-K for year ended 12-31-87.)

             (23)  Consents of Experts and Counsel

                 --Independent Auditors' Consent

             (99)  Additional Exhibits

               * --Agreement, dated as of October 27, 1993, by and among
                   IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc. The Cincinnati Gas & Electric Company, CINergy Corp., James
                   E. Rogers, John R. Hodowal and Ramon L. Humke. (Form 10-Q for quarterly period ended 9-30-93.)




































Item 14 (b).  REPORTS ON FORM 8-K

              A report on Form 8-K, dated January 25, 1994, reporting Item 5, "Other Events", and Item 7, "Exhibits", with respect to financial results for the fiscal year ending 1993, and the 39th and 40th Supplemental Indentures.






















































                           INDIANAPOLIS POWER & LIGHT COMPANY                                    SCHEDULE V

                          Utility Property, Plant and Equipment
                    For the Years Ended December 31, 1993, 1992 and 1991
                                      (In Thousands)
                COLUMN A                   COLUMN B      COLUMN C       COLUMN D       COLUMN E      COLUMN F
                                          BALANCE AT                                    OTHER       BALANCE AT
                                          BEGINNING      ADDITIONS     RETIREMENTS     CHANGES-      CLOSE OF
             CLASSIFICATION               OF PERIOD       AT COST       OR SALES       NOTE <Fa>      PERIOD
YEAR ENDED DECEMBER 31, 1993:
  Utility plant:
    Electric plant:
      Production                         $1,286,423     $  37,381     $     6,400     $      3     $1,317,407
      Transmission                          210,699         8,515             992          147        218,369
      Distribution                          528,233        28,750           5,331         (435)       551,217
      General                                94,786         8,627           1,761            -        101,652
      Intangible                             10,312         3,259               -            -         13,571
                                          ----------     ---------     -----------     --------     ----------
        Total electric plant in service   2,130,453        86,532          14,484         (285)     2,202,216
    Common plant - production                54,472         1,826              37            -         56,261
    Steam plant - distribution               40,092         2,984             871            -         42,205
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant in service    2,225,017        91,342          15,392         (285)     2,300,682
    Construction in progress                110,506        57,974 <Fb>          -            -        168,480
    Property held for future use             15,760             -               -            3         15,763
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant              $2,351,283     $ 149,316     $    15,392     $   (282)    $2,484,925
                                          ==========     =========     ===========     ========     ==========
YEAR ENDED DECEMBER 31, 1992:
  Utility plant:
    Electric plant:
      Production                         $1,265,568     $  21,788     $       984     $     51     $1,286,423
      Transmission                          205,234         6,643             962         (216)       210,699
      Distribution                          499,503        32,230           3,169         (331)       528,233
      General                                86,522         9,150           1,327          441         94,786
      Intangible                              6,552         3,760               -            -         10,312
                                          ----------     ---------     -----------     --------     ----------
        Total electric plant in service   2,063,379        73,571           6,442          (55)     2,130,453
      Common plant - production              50,454         5,370           1,354            2         54,472
      Steam plant - distribution             30,493        10,763           1,125          (39)        40,092
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant in service    2,144,326        89,704           8,921          (92)     2,225,017
    Construction in progress                 84,959        25,547 <Fb>          -            -        110,506
    Property held for future use             15,748            13               1            -         15,760
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant              $2,245,033     $ 115,264     $     8,922     $    (92)    $2,351,283
                                          ==========     =========     ===========     ========     ==========
YEAR ENDED DECEMBER 31, 1991:
  Utility plant:
    Electric plant:
      Production                         $1,254,793     $  16,162     $     5,812     $    425     $1,265,568
      Transmission                          200,438         7,108           1,860         (452)       205,234
      Distribution                          477,007        26,389           3,921           28        499,503
      General                                78,948        12,520           4,946            -         86,522
      Intangible                              5,452         1,100               -            -          6,552
                                          ----------     ---------     -----------     --------     ----------
        Total electric plant in service   2,016,638        63,279          16,539            1      2,063,379
      Common plant - production              48,627         2,024             468          271         50,454
      Steam plant - distribution             29,217         2,533             986         (271)        30,493
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant in service    2,094,482        67,836          17,993            1      2,144,326
    Construction in progress                 56,534        28,425 <Fb>           -            -         84,959
    Property held for future use             15,749             -               -           (1)        15,748
                                          ----------     ---------     -----------     --------     ----------
        Total utility plant              $2,166,765     $  96,261     $    17,993     $      -     $2,245,033
                                          ==========     =========     ===========     ========     ==========



<Fa>  Reclassifications of items during the year between utility plant and other property groups.
<Fb>  Represents the net change in unfinished construction.

See Notes to Financial Statements for methods and rates of depreciation.










































                           INDIANAPOLIS POWER & LIGHT COMPANY                                           SCHEDULE VI

            Accumulated Depreciation of Utility Property, Plant and Equipment
                    For the Years Ended December 31, 1993, 1992 and 1991
                                     (In Thousands)
            COLUMN A               COLUMN B    COLUMN C    COLUMN D              COLUMN E               COLUMN F
                                                                        _______OTHER CHARGES_______
                                  BALANCE AT  ADDITIONS    PROPERTY                         (DEDUCT)   BALANCE AT
                                  BEGINNING   CHARGED TO   RETIRED      _______ADD_______   REMOVAL     CLOSE OF
           DESCRIPTION            OF PERIOD  EXPENSE<Fb>    OR SOLD      SALVAGE    OTHER     COSTS       PERIOD
YEAR ENDED DECEMBER 31, 1993:
  Depreciation utility plant:
    Electric plant:
      Production                 $  433,705  $   37,253  $   6,400     $   115  $       -  $ (3,540)  $   461,133
      Transmission                   84,676       5,115        978         222          9      (421)       88,623
      Distribution                  248,477      27,320      5,313       2,220         (9)   (3,898)      268,797
      General                        17,560       3,940      1,761         226         83       138        20,186
      Intangible                      2,936       1,653          -           -          -         -         4,589
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          electric plant            787,354      75,281     14,452       2,783         83    (7,721)      843,328
      Common plant - production      24,215       1,489         37           -          -       (73)       25,594
      Steam plant - distribution      6,750       1,602        871           -        (83)     (267)        7,131
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          utility plant          $  818,319  $   78,372  $  15,360<Fa> $ 2,783  $       -  $ (8,061)  $   876,053
                                  ==========  ==========   ========     =======  =========  ========   ===========
YEAR ENDED DECEMBER 31, 1992:
  Depreciation utility plant:
    Electric plant:
      Production                 $  401,888  $   36,506  $     985     $     5  $       8  $ (3,717)  $   433,705
      Transmission                   80,241       4,961        961         104         15       316        84,676
      Distribution                  226,402      26,051      3,119       1,088        (55)   (1,890)      248,477
      General                        14,356       3,628      1,327         389        (28)      542        17,560
      Intangible                      1,985         951          -           -          -         -         2,936
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          electric plant            724,872      72,097      6,392       1,586        (60)   (4,749)      787,354
      Common plant - production      24,624       1,386      1,353          24          3      (469)       24,215
      Steam plant - distribution      6,597       1,343       1125           1         57      (123)        6,750
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          utility plant          $  756,093  $   74,826  $   8,870<Fa> $ 1,611  $       -  $ (5,341)  $   818,319
                                  ==========  ==========   ========     =======  =========  ========   ===========
YEAR ENDED DECEMBER 31, 1991:
  Depreciation utility plant:
    Electric plant:
      Production                 $  373,299  $   36,091  $   5,812     $    12  $      63  $ (1,765)  $   401,888
      Transmission                   76,057       4,875      1,860       1,525        (64)     (292)       80,241
      Distribution                  207,009      24,773      3,921       1,160          1    (2,620)      226,402
      General                        15,432       3,364      4,946         522          -       (16)       14,356
      Intangible                      1,195         790          -           -          -         -         1,985
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          electric plant            672,992      69,893     16,539       3,219          -    (4,693)      724,872
      Common plant - production      23,676       1,327        468         182          8      (101)       24,624
      Steam plant - distribution      6,475       1,124        986         316         (8)     (324)        6,597
                                  ----------  ----------   --------     -------  ---------  --------   -----------
        Total depreciation of
          utility plant          $  703,143  $   72,344  $  17,993<Fa> $ 3,717  $       -  $ (5,118)  $   756,093
                                  ==========  ==========   ========     =======  =========  ========   ===========


                                                 1993        1992        1991

<Fa> Retirements, per Schedule V              $   15,392  $   8,922     $17,993
     Charged to other accounts                        32         52           -
                                              ----------   --------     -------
     Retirements, per above                   $   15,360  $   8,870     $17,993

<Fb> See Notes to Financial Statements for methods and rates of depreciation.












































                     INDIANAPOLIS POWER & LIGHT COMPANY                         SCHEDULE IX

                           Short-Term Borrowings <F1>
              For the Years Ended December 31, 1993, 1992 and 1991
 COLUMN A        COLUMN B      COLUMN C       COLUMN D          COLUMN E        COLUMN F
                                              Weighted
                                               Average        Maximum           Average        Weighted
  Category of                                 Interest        Amount            Amount          Average
   Aggregate                     Balance       Rate of      Outstanding       Outstanding    Interest Rate
  Short-Term                    At End of     Year-End      During the        During the      During the
  Borrowings                     Period        Balance        Period          Period <F2>     Period <F3>

YEAR ENDED DECEMBER 31, 1993:

  Commercial
    Paper                     $90,000,000       3.37%      $95,000,000      $ 57,000,000         3.20%

  Bank Notes
    Payable                   $     -             -        $13,000,000      $  5,000,000         3.40%


YEAR ENDED DECEMBER 31, 1992:

  Commercial
    Paper                     $40,000,000       3.76%      $41,000,000      $ 23,000,000         3.51%

  Bank Notes
    Payable                   $     -             -        $10,000,000      $  5,000,000         3.81%


YEAR ENDED DECEMBER 31, 1991:

  Commercial
    Paper                     $ 1,000,000       4.55%      $37,000,000      $ 14,000,000         6.32%

  Bank Notes
    Payable                   $ 2,000,000       4.38%      $10,000,000      $  3,000,000         6.01%

      <F1> Under provisions of the FERC Docket No. ES92-56-000, authority was granted to IPL in 1992 to issue unsecured promissory notes not to exceed
           $150,000,000 outstanding at any one time and maturing within one year after the date of issue.  Such notes can be in the form of commercial paper (which cannot exceed 25% of IPL's gross operating revenues during the preceding
           12 months) or commercial bank loans.  At December 31, 1993, IPL had available to it $110,000,000 under the terms of this FERC order.  Under the authority granted above, the final maturity date for all notes may not be later than
           December 31, 1994.

      <F2> The average amount outstanding during the period is based on the average daily principal balance outstanding.

      <F3> The weighted average interest rate is determined by dividing interest expense on short-term borrowings during the period by average short-term borrowings.

                                                             SCHEDULE X


                         INDIANAPOLIS POWER & LIGHT COMPANY

                      Supplemental Income Statement Information
              For the Years Ended December 31, 1993, 1992 and 1991
                                (In Thousands)
                COLUMN A                               COLUMN B

                  ITEM                        1993       1992       1991
Taxes other than payroll and income taxes:
      Real estate and personal
        property tax                        $15,117    $17,214    $14,500
      Indiana tax on gross receipts           7,948      7,639      7,764



There are no other items requiring disclosure in this schedule, due to the fact that they are either less than 1% of total operating revenues or are disclosed in the Statements of Income.


































                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIANAPOLIS POWER & LIGHT COMPANY


                                    By        John R. Hodowal
                                      -----------------------------------
                                       (John R. Hodowal, Chairman of the
                                        Board and Chief Executive Officer)

Date February 22, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                Title                 Date
           ---------                -----                 ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal     Chairman of the Board    February 22, 1994
     ----------------------   and Chief Executive
       (John R. Hodowal)            Officer


 (ii) Principal Financial Officer:


      /s/ John R. Brehm       Senior Vice President    February 22, 1994
     ----------------------  Finance and Information
       (John R. Brehm)             Services


(iii) Principal Accounting Officer:


      /s/ Stephen J. Plunkett    Controller            February 22, 1994
     ------------------------
       (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of Indianapolis Power & Light
      Company:


      /s/ Joseph D. Barnette, Jr.    Director          February 22, 1994
     ----------------------------
       (Joseph D. Barnette, Jr.)


      /s/ Robert A. Borns            Director          February 22, 1994
     ----------------------------
       (Robert A. Borns)
                        SIGNATURES (Continued)

      /s/ Mitchell E. Daniels, Jr.   Director           February 22, 1994
     ----------------------------
       (Mitchell E. Daniels, Jr.)


      /s/ Rexford C. Early           Director           February 22, 1994
     ----------------------------
       (Rexford C. Early)


      /s/ Otto N. Frenzel III        Director           February 22, 1994
     ----------------------------
       (Otto N. Frenzel III)


      /s/ Max L. Gibson              Director           February 22, 1994
     ----------------------------
       (Max L. Gibson)


      /s/ Edwin J. Goss              Director           February 22, 1994
     ----------------------------
       (Edwin J. Goss)


      /s/ Dr. Earl B. Herr, Jr.      Director           February 22, 1994
     ----------------------------
       (Dr. Earl B. Herr, Jr.)


      /s/ John R. Hodowal            Director           February 22, 1994
     ----------------------------
       (John R. Hodowal)


      /s/ Ramon L. Humke             Director           February 22, 1994
     ----------------------------
       (Ramon L. Humke)


      /s/ Sam H. Jones               Director           February 22, 1994
     ----------------------------
       (Sam H. Jones)


      /s/ Andre B. Lacy              Director           February 22, 1994
     ----------------------------
       (Andre B. Lacy)


      /s/ L. Ben Lytle               Director           February 22, 1994
     ----------------------------
       (L. Ben Lytle)


      /s/ Michael S. Maurer          Director           February 22, 1994
     ----------------------------
       (Michael S. Maurer)
                        SIGNATURES (Continued)


      /s/ Thomas M. Miller           Director           February 22, 1994
     ----------------------------
       (Thomas M. Miller)


      /s/ Sallie W. Rowland          Director           February 22, 1994
     ----------------------------
       (Sallie W. Rowland)


      /s/ Thomas H. Sams             Director           February 22, 1994
     ----------------------------
       (Thomas H. Sams)


      /s/ Zane G. Todd               Director           February 22, 1994
     ----------------------------
       (Zane G. Todd)