Form 10-Q
period 1994-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1994-05-12
CIK 50217

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994
                               --------------

Commission file number    1-3132-2
                          --------


                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

         Indiana                                              35-0413620
(State or other jurisdiction of                           (I. R. S. Employer
 incorporation or organization)                           Identification No.)

25 Monument Circle, P. O. Box 1595, Indianapolis, Indiana        46206
        (Address of principal executive offices)               (Zip Code)

                                  317-261-8261
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X    No
                                                      -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding At March 31, 1994
             -----                      -----------------------------
   Common (Without Par Value)                17,206,630 Shares











                        INDIANAPOLIS POWER & LIGHT COMPANY

                                      INDEX



                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

     Statements of Income -
        Three Months Ended March 31, 1994 and 1993              2

     Balance Sheets - March 31, 1994 and
        December 31, 1993                                       3

     Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993              4

     Notes to Financial Statements                              5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         6-7

PART II.  OTHER INFORMATION                                   8-9



























                                    -1-






                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                  (Unaudited)
                                                                    Three Months Ended
                                                                         March 31
                                                                  1994              1993
                                                             ------------       ------------
OPERATING REVENUES:
  Electric                                                   $   168,902        $   157,867
  Steam                                                           12,276             11,175
                                                             ------------       ------------
    Total operating revenues                                     181,178            169,042
                                                             ------------       ------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                          44,588             40,547
    Other                                                         26,630             24,763
  Power purchased                                                  5,168              3,157
  Purchased steam                                                  2,200              2,358
  Maintenance                                                     15,015             13,593
  Depreciation and amortization                                   20,221             19,369
  Taxes other than income taxes                                    7,987              7,811
  Income taxes - net                                              17,849             17,376
                                                             ------------       ------------
    Total operating expenses                                     139,658            128,974
                                                             ------------       ------------
OPERATING INCOME                                                  41,520             40,068
                                                             ------------       ------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                863                366
  Other - net                                                       (153)              (484)
  Income taxes - net                                                 319                170
                                                             ------------       ------------
    Total other income and (deductions) - net                      1,029                 52
                                                             ------------       ------------
INCOME BEFORE INTEREST CHARGES                                    42,549             40,120
                                                             ------------       ------------
INTEREST CHARGES:
  Interest                                                        12,136             10,822
  Allowance for borrowed funds used during construction           (1,150)              (740)
                                                             ------------       ------------
    Total interest charges                                        10,986             10,082
                                                             ------------       ------------
NET INCOME                                                        31,563             30,038

PREFERRED DIVIDEND REQUIREMENTS                                      795                795
                                                             ------------       ------------
INCOME APPLICABLE TO COMMON STOCK                            $    30,768        $    29,243
                                                             ============       ============
See notes to financial statements.
                                    -2-



                          INDIANAPOLIS POWER & LIGHT COMPANY
                                    Balance Sheets
                                    (In Thousands)
                                     (Unaudited)
                                                                 March 31            December 31
                                                                   1994                 1993
                                                              --------------       --------------
                        ASSETS
                        ------
UTILITY PLANT:
  Utility plant in service                                    $   2,322,171        $   2,300,682
  Less accumulated depreciation                                     889,852              876,054
                                                              --------------       --------------
      Net plant in service                                        1,432,319            1,424,628
  Construction work in progress                                     170,079              168,480
  Property held for future use                                       15,762               15,763
                                                              --------------       --------------
      Utility plant - net                                         1,618,160            1,608,871
                                                              --------------       --------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                              1,875                1,873
                                                              --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                          37,190                8,349
  Accounts receivable (less allowance for doubtful
    accounts 1994, $893 and 1993, $626)                              53,636               52,847
  Fuel - at average cost                                             32,847               35,213
  Materials and supplies - at average cost                           54,604               54,847
  Prepayments and other current assets                                3,641                3,240
                                                              --------------       --------------
      Total current assets                                          181,918              154,496
                                                              --------------       --------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                    31,062               30,587
  Unamortized redemption premiums and expenses on
    debt and preferred stock                                         28,014               25,453
  Other regulatory assets                                            36,077               32,954
  Miscellaneous                                                      16,223               16,072
                                                              --------------       --------------
      Total deferred debits                                         111,376              105,066
                                                              --------------       --------------
              TOTAL                                           $   1,913,329        $   1,870,306
                                                              ==============       ==============




            CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                              $     324,537        $     324,537
    Premium on 4% cumulative preferred stock                          1,363                1,363
    Retained earnings                                               390,036              379,249
                                                              --------------       --------------
      Total common shareholder's equity                             715,936              705,149
  Cumulative preferred stock                                         51,898               51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                  634,452              532,260
                                                              --------------       --------------
      Total capitalization                                        1,402,286            1,289,307
                                                              --------------       --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                             -                90,000
  Current maturities and sinking fund requirements                    7,779                8,729
  Accounts payable                                                   69,767               74,187
  Dividends payable                                                  20,783               20,024
  Payrolls accrued                                                    3,736                4,505
  Taxes accrued                                                      42,190               21,377
  Interest accrued                                                   12,116               11,150
  Other current liabilities                                           5,603                5,316
                                                              --------------       --------------
      Total current liabilities                                     161,974              235,288
                                                              --------------       --------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                           270,318              270,182
  Unamortized investment tax credit                                  56,212               57,029
  Accrued postretirement benefits                                    21,734               17,668
  Miscellaneous                                                         805                  832
                                                              --------------       --------------
      Total deferred credits                                        349,069              345,711
                                                              --------------       --------------
              TOTAL                                           $   1,913,329        $   1,870,306
                                                              ==============       ==============

See notes to financial statements.


                                    -3-






                          INDIANAPOLIS POWER & LIGHT COMPANY
                               Statements of Cash Flows
                                    (In Thousands)
                                     (Unaudited)
                                                                    Three Months Ended
                                                                         March 31
                                                                   1994              1993
                                                              ------------      ------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                  $    31,563       $    30,038
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  20,502            19,555
    Deferred income taxes and investment tax
      credit adjustments, net                                        (681)             (799)
    Allowance for funds used during construction                   (2,013)           (1,106)
  Decrease (increase) in certain assets:
    Accounts receivable                                              (789)            3,217
    Fuel, materials and supplies                                    2,609             4,693
    Other current assets                                             (401)              139
  Increase (decrease) in certain liabilities:
    Accounts payable                                               (4,420)              814
    Taxes accrued                                                  20,813            17,976
    Other liabilities                                                 458              (727)
                                                              ------------      ------------
Net cash provided by operating activities                          67,641            73,800
                                                              ------------      ------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                       (27,448)          (28,151)
  Other                                                               273            (3,808)
                                                              ------------      ------------
Net cash used in investing activities                             (27,175)          (31,959)
                                                              ------------      ------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                      180,000                -
  Retirement of long-term debt - including premiums               (79,513)             (843)
  Short-term debt - net                                           (90,000)          (25,000)
  Dividends paid                                                  (20,018)          (19,240)
  Other                                                            (2,094)               -
                                                              ------------      ------------
Net cash used in financing activities                             (11,625)          (45,083)
                                                              ------------      ------------
Net increase (decrease) in cash and cash equivalents               28,841            (3,242)
Cash and cash equivalents at beginning of period                    8,349            10,581
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $    37,190       $     7,339
                                                              ============      ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                      $    10,234       $    10,522
                                                              ============      ============
    Income taxes                                              $     1,390       $     4,164
                                                              ============      ============

See notes to financial statements.
                                    -4-








                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.  Indianapolis Power & Light Company is a subsidiary of IPALCO
    Enterprises, Inc.

2. In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1993 Annual Report on Form 10-K.

3.  LONG-TERM DEBT

    On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.2% and IPL's
    $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

    Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- - --------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on February 22, 1994, declared a quarterly dividend on common stock of $19,979,922. The dividend was paid by IPL to IPALCO Enterprises, Inc. in April, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for construction expenditures and the repayment of short-term and long-term debt during the first three months of 1994.

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.2% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Future Rate Relief
- - ------------------

     IPL filed a petition with the Indiana Utility Regulatory Commission on April 8, 1994, seeking approval to increase IPL's electric rates. The specific amount of the requested rate increase will not be determined until "test year" data is prepared. It is estimated, however, that the overall request will probably range from 12 to 16 percent. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986. A number of expenditures and investments are now needed to supply electricity to the growing Central Indiana economy and to meet an increasing number of federal and state laws and regulations. Among these are: two new peaking combustion turbines, a power purchase agreement with Indiana Michigan Power Company (IMP), new Demand Side Management Programs, and new sulfur dioxide emission control equipment. A complete description of these projects is included in the Management's Discussion and Analysis of IPL's 1993 Annual Report on Form 10-K.



RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1994 and March 31, 1993
         --------------------------------------------------------------

     Income applicable to common stock increased $1.5 million during the first quarter of 1994 from the comparable 1993 period. The following discussion highlights the factors contributing to this result.

Operations
- - ----------

     The increase in electric operating revenues of $11.0 million was primarily a result of the colder weather during this quarter compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $9.1 million, partially offset by lower fuel cost adjustment recoveries of $.3 million. Sales for resale also increased $2.2 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                       Retail KWH Sales By Customer Class
                               In Millions of KWHs
                          Three Months Ended March 31,

                                1994           1993         % Change
                              --------       --------       --------

          Residential          1,283.6        1,170.3           9.7%
          Commercial             639.6          597.3           7.1
          Industrial           1,504.0        1,442.8           4.2
          Other                   21.2           20.7           2.4
                              --------       --------
             Total Retail      3,448.4        3,231.1           6.7
                              ========       ========


     Fuel costs increased $4.0 million due to an increase in fuel consumption of $3.1 million -- as a result of the colder weather -- as well as increased prices of $.7 million and increased deferred fuel costs of $.2 million. Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $1.3 million, increased marketing expenses of $.3 million and increased distribution expenses of $.2 million. Power purchased increased $2.0 million due to increased capacity payments to IMP of $1.8 million and increased purchases of short-term energy from other utilities.

     Maintenance expenses increased $1.4 million, reflecting increased expenditures for unit overhaul costs at the Petersburg plant of $2.7 million. These expenses were partially offset by decreased expenditures at the Stout plant of $1.4 million, for which a unit overhaul was performed during early 1993.

     As a result of the foregoing, utility operating income increased 3.6% over last year, to $41.5 million.

Other Income and Deductions
- - ---------------------------

     Allowance for equity funds used during construction increased $.5 million due to an increased construction base.

Interest and Other Charges
- - --------------------------

     Interest expense increased $1.3 million primarily due to the issuance of $100 million long-term debt on February 3, 1994, as previously discussed under "Liquidity and Capital Resources". The increase in interest expense for the first quarter of 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1993 with more favorable terms.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

     There were no changes to "Item 3. Legal Proceedings" as set forth in IPL's Form 10-K for the year ended December 31, 1993, except as follows:

     On August 18, 1993, the Indiana Utility Regulatory Commission (IURC) entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan required by the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition (CAC), and the Industrial Intervenors Group (IIG). On April 4, 1994, the OUCC and IIG each perfected its appeal of the Commission's order to the Indiana Court of Appeals; thereafter, CAC joined in their appeal.

     In October, 1993, IPL received a Findings of Violation from EPA, Region V, regarding IPL's compliance with the thermal limitations of the NPDES (water discharge) permit under which IPL operates its Petersburg Generating Station. At a meeting held March 8, 1994, EPA acknowledged it had misinterpreted the data IPL supplied to EPA in response to the latter's Clean Water Act information request that preceded issuance of the Findings of Violation. EPA continues to be concerned about the accuracy of the river monitoring equipment operated and maintained by the United States Geological Survey (USGS) with whom IPL contracts for such operation and maintenance. IPL is pursing the matter with USGS and will provide EPA with an update regarding expected improvements. IPL believes it continues to be in compliance with the requirements of the permit. If IPL is found to be in violation of its permit, it could be subject to maximum fines of $25,000 per day per violation.

     On April 8, 1994, IPL filed a petition with the IURC for an increase in its retail electric rates and charges. A prehearing conference to establish a test year, and to schedule the filing of testimony, the conduct of hearings and other related matters will be scheduled by the IURC in the near future.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     a)   Exhibits

          (3)  Articles of Incorporation and By-Laws

                    By-Laws as last amended January 25, 1994.

     b)   Reports on Form 8-K

          A report on Form 8-K, dated January 25, 1994, reporting Item 5, "Other Events", and Item 7, "Exhibits", with respect to the issuance of $180 million First Mortgage Bonds.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                ------------------------------------
                                             (Registrant)



Date:    May 12, 1994                       /s/ John R. Brehm
      ------------------                 -----------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:    May 12, 1994                       /s/ Stephen J. Plunkett
      ------------------                 -----------------------------
                                            Stephen J. Plunkett
                                            Controller