Form 10-Q
period 1994-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1994-08-12
CIK 50217

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994
                               -------------

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

                                  317-261-8261
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X    No
                                                      -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding At June 30, 1994
             -----                      ----------------------------
   Common (Without Par Value)                17,206,630 Shares










                        INDIANAPOLIS POWER & LIGHT COMPANY
                        ----------------------------------

                                      INDEX
                                      -----


                                                        Page No.
                                                        --------

PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income - Three Months Ended and
        Six Months Ended June 30, 1994 and 1993              2

     Balance Sheets - June 30, 1994 and
        December 31, 1993                                    3

     Statements of Cash Flows -
        Six Months Ended June 30, 1994 and 1993              4

     Notes to Financial Statements                           5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations      6-8

PART II.  OTHER INFORMATION                               9-10
- ---------------------------


























                                 -1-




                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               INDIANAPOLIS POWER & LIGHT COMPANY
                                      Statements of Income
                                         (In Thousands)
                                           (Unaudited)
                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                             June 30
                                                                  1994              1993              1994              1993
                                                           ---------------   ---------------   ---------------   ---------------
OPERATING REVENUES:
  Electric                                                 $      153,004    $      145,638    $      321,906    $      303,505
  Steam                                                             8,133             7,489            20,409            18,664
                                                           ---------------   ---------------   ---------------   ---------------
    Total operating revenues                                      161,137           153,127           342,315           322,169

OPERATING EXPENSES:
  Operation:
    Fuel                                                           40,736            35,845            85,324            76,392
    Other                                                          25,964            25,027            52,594            49,790
  Power purchased                                                   4,692             5,209             9,860             8,366
  Purchased steam                                                   1,819             2,018             4,019             4,376
  Maintenance                                                      20,831            20,810            35,846            34,403
  Depreciation and amortization                                    20,727            19,473            40,948            38,842
  Taxes other than income taxes                                     7,383             7,654            15,370            15,465
  Income taxes - net                                                9,545             9,737            27,394            27,113
                                                           ---------------   ---------------   ---------------   ---------------
    Total operating expenses                                      131,697           125,773           271,355           254,747
                                                           ---------------   ---------------   ---------------   ---------------
OPERATING INCOME                                                   29,440            27,354            70,960            67,422
                                                           ---------------   ---------------   ---------------   ---------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                 749               522             1,612               888
  Other - net                                                        (455)             (159)             (608)             (643)
  Income taxes - net                                                  162               230               481               400
                                                           ---------------   ---------------   ---------------   ---------------
    Total other income and (deductions) - net                         456               593             1,485               645
                                                           ---------------   ---------------   ---------------   ---------------
INCOME BEFORE INTEREST CHARGES                                     29,896            27,947            72,445            68,067
                                                           ---------------   ---------------   ---------------   ---------------
INTEREST CHARGES:
  Interest                                                         11,761            11,271            23,897            22,093
  Allowance for borrowed funds used during construction            (1,067)             (875)           (2,217)           (1,615)
                                                           ---------------   ---------------   ---------------   ---------------
    Total interest charges                                         10,694            10,396            21,680            20,478
                                                           ---------------   ---------------   ---------------   ---------------
NET INCOME                                                         19,202            17,551            50,765            47,589

PREFERRED DIVIDEND REQUIREMENTS                                       796               796             1,591             1,591
                                                           ---------------   ---------------   ---------------   ---------------
INCOME APPLICABLE TO COMMON STOCK                          $       18,406    $       16,755    $       49,174    $       45,998
                                                           ===============   ===============   ===============   ===============
See notes to financial statements.
                                        -2-

                       INDIANAPOLIS POWER & LIGHT COMPANY
                                Balance Sheets
                                (In Thousands)
                                  (Unaudited)
                                                                 June 30           December 31
                                                                   1994               1993
                                                              -------------       -------------
                                    ASSETS
                                    ------
UTILITY PLANT:
  Utility plant in service                                    $  2,383,916        $  2,300,682
  Less accumulated depreciation                                    890,565             876,054
                                                              -------------       -------------
      Net plant in service                                       1,493,351           1,424,628
  Construction work in progress                                    129,375             168,480
  Property held for future use                                      15,640              15,763
                                                              -------------       -------------
      Utility plant - net                                        1,638,366           1,608,871
                                                              -------------       -------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                             2,881               1,873
                                                              -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                         19,575               8,349
  Accounts receivable (less allowance for doubtful
    accounts 1994, $852 and 1993, $626)                             46,016              52,847
  Fuel - at average cost                                            34,153              35,213
  Materials and supplies - at average cost                          56,216              54,847
  Prepayments and other current assets                               2,600               3,240
                                                              -------------       -------------
      Total current assets                                         158,560             154,496
                                                              -------------       -------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                   31,537              30,587
  Unamortized redemption premiums and expenses on
    debt and preferred stock                                        27,907              25,453
  Other regulatory assets                                           40,882              32,954
  Miscellaneous                                                     16,184              16,072
                                                              -------------       -------------
      Total deferred debits                                        116,510             105,066
                                                              -------------       -------------
              TOTAL                                           $  1,916,317        $  1,870,306
                                                              =============       =============














                     CAPITALIZATION AND LIABILITIES
                     ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                              $    324,537        $    324,537
    Premium on 4% cumulative preferred stock                         1,363               1,363
    Retained earnings                                              388,432             379,249
                                                              -------------       -------------
      Total common shareholder's equity                            714,332             705,149
  Cumulative preferred stock                                        51,898              51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                 634,107             532,260
                                                              -------------       -------------
      Total capitalization                                       1,400,337           1,289,307
                                                              -------------       -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                         5,000              90,000
  Current maturities and sinking fund requirements                   7,850               8,729
  Accounts payable                                                  83,877              74,187
  Dividends payable                                                 20,813              20,024
  Payrolls accrued                                                   6,007               4,505
  Taxes accrued                                                     16,778              21,377
  Interest accrued                                                  14,953              11,150
  Other current liabilities                                          5,923               5,316
                                                              -------------       -------------
      Total current liabilities                                    161,201             235,288
                                                              -------------       -------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                          272,794             270,182
  Unamortized investment tax credit                                 55,396              57,029
  Accrued postretirement benefits                                   25,464              17,668
  Miscellaneous                                                      1,125                 832
                                                              -------------       -------------
      Total deferred credits                                       354,779             345,711
                                                              -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                           $  1,916,317        $  1,870,306
                                                              =============       =============

See notes to financial statements.


                                        -3-















                       INDIANAPOLIS POWER & LIGHT COMPANY
                            Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)
                                                                         Six Months Ended
                                                                             June 30
                                                                     1994               1993
                                                               -------------      -------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                   $     50,765       $     47,589
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    41,761             39,495
    Deferred income taxes and investment tax
      credit adjustments, net                                          (575)            (1,542)
    Allowance for funds used during construction                     (3,829)            (2,503)
  Decrease (increase) in certain assets:
    Accounts receivable                                               6,831             (8,389)
    Fuel, materials and supplies                                       (309)             3,380
    Other current assets                                                640             (1,612)
  Increase (decrease) in certain liabilities:
    Accounts payable                                                  9,690                592
    Taxes accrued                                                    (4,599)            (3,547)
    Other liabilities                                                 6,220               (722)
                                                               -------------      -------------
Net cash provided by operating activities                           106,595             72,741
                                                               -------------      -------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                         (67,087)           (60,349)
  Other                                                                (428)            (5,642)
                                                               -------------      -------------
Net cash used in investing activities                               (67,515)           (65,991)
                                                               -------------      -------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                        180,000             41,850
  Retirement of long-term debt - including premiums                 (79,792)           (43,078)
  Short-term debt - net                                             (85,000)            31,500
  Dividends paid                                                    (40,809)           (39,245)
  Other                                                              (2,253)              (590)
                                                               -------------      -------------
Net cash used in financing activities                               (27,854)            (9,563)
                                                               -------------      -------------
Net increase (decrease) in cash and cash equivalents                 11,226             (2,813)
Cash and cash equivalents at beginning of period                      8,349             10,581
                                                               -------------      -------------
Cash and cash equivalents at end of period                     $     19,575       $      7,768
                                                               =============      =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $     18,324       $     21,629
                                                               =============      =============
    Income taxes                                               $     30,030       $     32,789
                                                               =============      =============

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

3.  LONG-TERM DEBT

    On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

    Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994.

5.  COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of
    Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Indianapolis Power & Light Company
(IPL) on May 31, 1994, declared a quarterly dividend on common stock of $20,010,662. The dividend was paid by IPL to IPALCO Enterprises, Inc. in July, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for construction expenditures and the repayment of short-term and long-term debt during the first six months of 1994.

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Future Rate Relief
- ------------------

     IPL filed a petition with the Indiana Utility Regulatory Commission on April 8, 1994, seeking approval to increase IPL's electric rates. The specific amount of the requested rate increase will not be determined until "test year" data is prepared. It is estimated, however, that the overall request will probably range from 12 to 16 percent. Hearings in this proceeding are scheduled to commence the first week of February 1995. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986. A number of expenditures and investments are now needed to supply electricity to the growing Central Indiana economy and to meet an increasing number of federal and state laws and regulations. Among these are: two new peaking combustion turbines, a power purchase agreement with Indiana Michigan Power Company (IMP), new demand side management programs, and new sulfur dioxide emission control equipment. A complete description of these projects is included in the Management's Discussion and Analysis of IPL's 1993 Annual Report on Form 10-K.





RESULTS OF OPERATIONS

          Comparison of Quarters Ended June 30, 1994 and June 30, 1993
          ------------------------------------------------------------

     Income applicable to common stock increased $1.7 million during the second quarter of 1994 from the comparable 1993 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     The increase in electric operating revenues of $7.4 million was primarily a result of the warmer weather during this quarter compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $4.6 million, and higher fuel cost adjustment recoveries of $2.4 million. Sales for resale also increased $.4 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                       Retail KWH Sales By Customer Class
                               In Millions of KWHs
                           Three Months Ended June 30,

                             1994        1993     % Change
                            ------      ------    --------

          Residential        844.3       789.2       7.0%
          Commercial         491.0       491.7      (0.1)
          Industrial       1,543.2     1,523.4       1.3
          Other               17.4        15.5      12.3
                           -------     -------
             Total Retail  2,895.9     2,819.8       2.7
                           =======     =======


     Fuel costs increased $4.9 million due to increased prices of $1.9 million and an increase in fuel consumption of $1.7 million -- as a result of the warmer weather -- as well as increased deferred fuel costs of $1.3 million. Power purchased decreased $.5 million due to decreased energy purchases for 1994. Purchased steam decreased $.2 million due to a decreased need for purchases from an independent resource recovery system located within the city of Indianapolis.

     As a result of the foregoing, utility operating income increased 7.6% over last year, to $29.4 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.2 million due to an increased construction base.

     Other - net decreased $.3 million as a result of an increase in net expenses.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased $.2 million due to an increased construction base.


         Comparison of Six Months Ended June 30, 1994 and June 30, 1993
         --------------------------------------------------------------

     Income applicable to common stock increased $3.2 million during the first six months of 1994 from the comparable 1993 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     The increase in electric operating revenues of $18.4 million was the result of a combination of colder weather during the first quarter of 1994 and warmer weather during the second quarter of 1994 compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $13.7 million, and higher fuel cost adjustment recoveries of $2.1 million. Sales for resale also increased $2.6 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                       Retail KWH Sales By Customer Class
                               In Millions of KWHs
                            Six Months Ended June 30,

                             1994        1993     % Change
                            ------      ------    --------

          Residential      2,127.9     1,959.5       8.6%
          Commercial       1,130.6     1,089.0       3.8
          Industrial       3,047.2     2,966.2       2.7
          Other               38.6        36.2       6.6
                           -------     -------
             Total Retail  6,344.3     6,050.9       4.8
                           =======     =======


     Fuel costs increased $8.9 million due to an increase in fuel consumption of $4.7 million as well as increased prices of $2.7 million and increased deferred fuel costs of $1.5 million. Other operating expenses increased $2.8 million primarily due to increased administrative and general expenses of $1.4 million, increased miscellaneous steam power station expenses at Petersburg Plant of $.7 million, increased electric and steam distribution expenses of $.4 million, and increased other production expenses of $.3 million. Power purchased increased $1.5 million due to increased capacity payments to IMP of $1.8 million, partially offset by $.3 million due to decreased purchases of short-term energy from other utilities. Purchased steam decreased $.4 million due to a decreased need for purchases from an independent resource recovery system located within the city of Indianapolis.

     As a result of the foregoing, utility operating income increased 5.2% over last year, to $71.0 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

Interest and Other Charges
- --------------------------

     Interest expense increased $1.8 million primarily due to the issuance of $180 million long-term debt on February 3, 1994. The increase in interest expense for year-to-date 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1994 and 1993 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.6 million due to an increased construction base.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
- --------------------------

There were no further changes to the Legal Proceedings as set forth in IPL's Annual Report on Form 10-K and in IPL's Form 10-Q for the quarter ended March 31, 1994, except as follows:

With respect to the appeal of the Indiana Utility Regulatory Commission's
(IURC) order approving IPL's Environmental Compliance Plan now pending in the Indiana Court of Appeals, on June 17, 1994, the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition and the Industrial Intervenors Group filed their respective appellant briefs. IPL was granted an extension to September 6, 1994 to file its appellee's brief.

In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. The order further established the following procedural schedule: October 11, 1994, IPL prefiles its case-in-chief; February 7, 1995, hearings commence on IPL's case-in-chief; April 21, 1995, the OUCC and intervenors prefile their respective cases-in-chief; May 26, 1995, IPL prefiles its Supplemental testimony and rebuttal case; June 16, 1995, OUCC and intervenors file cross answering and surrebuttal testimony; July 10, 1995, hearings commence on OUCC and intervenors cases-in-chief and all Supplemental and rebuttal testimony. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later to be determined by the IURC.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     a)  The IPL Annual Meeting of Shareholders was held April 20, 1994.

     b) At such meeting each of the following named directors received 17,206,630 votes for election which is equal to the total number of shares of Common Stock of IPL outstanding on the record date for such meeting, all of which are owned by IPALCO, its parent (no common shareholder votes were withheld and no votes were cast by shareholders of IPL's Cumulative Preferred Stock):

          Joseph D. Barnette, Jr.       Ramon L. Humke
          Robert A. Borns               Sam H. Jones
          Mitchell E. Daniels           Andre B. Lacy
          Rexford C. Early              L. Ben Lytle
          Otto N. Frenzel III           Michael S. Maurer
          Max L. Gibson                 Thomas M. Miller
          Edwin J. Goss                 Sallie W. Rowland
          Earl B. Herr, Jr.             Thomas H. Sams
          John R. Hodowal

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     None

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                ------------------------------------
                                             (Registrant)



Date: August 12, 1994                       /s/ John R. Brehm
      ------------------                 -----------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date: August 12, 1994                       /s/ Stephen J. Plunkett
      ------------------                 -----------------------------
                                            Stephen J. Plunkett
                                            Controller