Form 10-Q
period 1994-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1994-11-14
CIK 50217

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994
                               ------------------

Commission file number    1-3132-2
                          --------


                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

            Indiana                                          35-0413620
            -------                                          ----------
(State or other jurisdiction of                          (I. R. S. Employer
incorporation or organization)                           Identification No.)

25 Monument Circle, P. O. Box 1595, Indianapolis, Indiana        46206
- ---------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  317-261-8261
                                  ------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X    No
                                          -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                      Outstanding At September 30, 1994
              -----                      ---------------------------------
    Common (Without Par Value)                   17,206,630 Shares







                    INDIANAPOLIS POWER & LIGHT COMPANY
                    ----------------------------------

                                  INDEX
                                  -----


                                                          Page No.
                                                          --------

PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income - Three Months Ended and
        Nine Months Ended September 30, 1994 and 1993          2

     Balance Sheets - September 30, 1994 and
        December 31, 1993                                      3

     Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993          4

     Notes to Financial Statements                             5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        6-9

PART II.  OTHER INFORMATION                                10-11
- ---------------------------

























                                 -1-





                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 INDIANAPOLIS POWER & LIGHT COMPANY
                        Statements of Income
                           (In Thousands)
                             (Unaudited)
                                                             Three Months Ended            Nine Months Ended
                                                                September 30                  September 30
                                                            1994           1993           1994           1993
                                                        ------------   ------------   ------------   ------------
OPERATING REVENUES:
  Electric                                              $   176,437    $   176,373    $   498,343    $   479,878
  Steam                                                       7,229          6,891         27,638         25,555
                                                        ------------   ------------   ------------   ------------
    Total operating revenues                                183,666        183,264        525,981        505,433
                                                        ------------   ------------   ------------   ------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                     44,339         42,129        129,663        118,521
    Other                                                    26,322         24,395         78,916         74,185
  Power purchased                                             4,997          5,958         14,857         14,324
  Purchased steam                                             1,697          1,659          5,716          6,035
  Maintenance                                                13,345         15,403         49,191         49,806
  Depreciation and amortization                              24,104         19,685         65,052         58,527
  Taxes other than income taxes                               7,914          7,331         23,284         22,796
  Income taxes - net                                         18,116         22,184         45,510         49,297
                                                        ------------   ------------   ------------   ------------
    Total operating expenses                                140,834        138,744        412,189        393,491
                                                        ------------   ------------   ------------   ------------
OPERATING INCOME                                             42,832         44,520        113,792        111,942
                                                        ------------   ------------   ------------   ------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction           934            370          2,546          1,258
  Other - net                                                  (421)          (409)        (1,029)        (1,052)
  Income taxes - net                                            130            145            611            545
                                                        ------------   ------------   ------------   ------------
    Total other income and (deductions) - net                   643            106          2,128            751
                                                        ------------   ------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES                               43,475         44,626        115,920        112,693
                                                        ------------   ------------   ------------   ------------
INTEREST CHARGES:
  Interest                                                   11,962         11,120         35,859         33,213
  Allowance for borrowed funds used during construction      (1,127)          (825)        (3,344)        (2,440)
                                                        ------------   ------------   ------------   ------------
    Total interest charges                                   10,835         10,295         32,515         30,773
                                                        ------------   ------------   ------------   ------------
NET INCOME                                                   32,640         34,331         83,405         81,920

PREFERRED DIVIDEND REQUIREMENTS                                 795            795          2,386          2,386
                                                        ------------   ------------   ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                       $    31,845    $    33,536    $    81,019    $    79,534
                                                        ============   ============   ============   ============

See notes to financial statements.
                                    -2-

                 INDIANAPOLIS POWER & LIGHT COMPANY
                           Balance Sheets
                           (In Thousands)
                             (Unaudited)
                                                             September 30        December 31
                                                                 1994                1993
                                                            --------------      --------------
                               ASSETS
                               ------
UTILITY PLANT:
  Utility plant in service                                  $   2,383,904       $   2,300,682
  Less accumulated depreciation                                   902,418             876,054
                                                            --------------      --------------
      Net plant in service                                      1,481,486           1,424,628
  Construction work in progress                                   176,921             168,480
  Property held for future use                                     22,991              15,763
                                                            --------------      --------------
      Utility plant - net                                       1,681,398           1,608,871
OTHER PROPERTY -                                            --------------      --------------
  At cost, less accumulated depreciation                            2,879               1,873
                                                            --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                         6,656               8,349
  Accounts receivable (less allowance for doubtful
    accounts 1994, $807 and 1993, $626)                            49,137              52,847
  Fuel - at average cost                                           34,213              35,213
  Materials and supplies - at average cost                         56,229              54,847
  Prepayments and other current assets                              1,899               3,240
                                                            --------------      --------------
      Total current assets                                        148,134             154,496
                                                            --------------      --------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                  32,029              30,587
  Unamortized redemption premiums and expenses on
    debt and preferred stock                                       27,643              25,453
  Other regulatory assets                                          44,639              32,954
  Miscellaneous                                                     6,237              16,072
                                                            --------------      --------------
      Total deferred debits                                       110,548             105,066
                                                            --------------      --------------
              TOTAL                                         $   1,942,959       $   1,870,306
                                                            ==============      ==============















                   CAPITALIZATION AND LIABILITIES
                   ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                            $     324,537       $     324,537
    Premium on 4% cumulative preferred stock                        1,363               1,363
    Retained earnings                                             400,266             379,249
                                                            --------------      --------------
      Total common shareholder's equity                           726,166             705,149
  Cumulative preferred stock                                       51,898              51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                634,114             532,260
                                                            --------------      --------------
      Total capitalization                                      1,412,178           1,289,307
                                                            --------------      --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                       32,500              90,000
  Current maturities and sinking fund requirements                    350               8,729
  Accounts payable                                                 79,853              74,187
  Dividends payable                                                20,814              20,024
  Payrolls accrued                                                  3,912               4,505
  Taxes accrued                                                    13,962              21,377
  Interest accrued                                                 12,244              11,150
  Other current liabilities                                         8,018               5,316
                                                            --------------      --------------
      Total current liabilities                                   171,653             235,288
                                                            --------------      --------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                         273,681             270,182
  Unamortized investment tax credit                                54,578              57,029
  Accrued postretirement benefits                                  29,532              17,668
  Miscellaneous                                                     1,337                 832
                                                            --------------      --------------
      Total deferred credits                                      359,128             345,711
                                                            --------------      --------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                         $   1,942,959       $   1,870,306
                                                            ==============      ==============

See notes to financial statements.


                                      -3-














                 INDIANAPOLIS POWER & LIGHT COMPANY
                      Statements of Cash Flows
                           (In Thousands)
                             (Unaudited)
                                                                Nine Months Ended
                                                                   September 30
                                                             1994                1993
                                                        --------------      --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                            $      83,405       $      81,920
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              66,128              59,388
    Deferred income taxes and investment tax
      credit adjustments, net                                    (989)               (110)
    Allowance for funds used during construction               (5,890)             (3,698)
  Decrease (increase) in certain assets:
    Accounts receivable                                         3,710             (16,618)
    Fuel, materials and supplies                                 (382)              7,962
    Other current assets                                        1,341              (1,262)
  Increase (decrease) in certain liabilities:
    Accounts payable                                            5,666              15,485
    Taxes accrued                                              (7,415)             (2,793)
    Other liabilities                                           3,724                (896)
                                                        --------------      --------------
Net cash provided by operating activities                     149,298             139,378
                                                        --------------      --------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                  (131,111)           (106,032)
  Other                                                         8,779              (6,415)
                                                        --------------      --------------
Net cash used in investing activities                        (122,332)           (112,447)
                                                        --------------      --------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                  180,000              41,850
  Retirement of long-term debt - including premiums           (87,291)            (43,428)
  Short-term debt - net                                       (57,500)             32,000
  Dividends paid                                              (61,615)            (59,249)
  Other                                                        (2,253)               (590)
                                                        --------------      --------------
Net cash used in financing activities                         (28,659)            (29,417)
                                                        --------------      --------------
Net decrease in cash and cash equivalents                      (1,693)             (2,486)
Cash and cash equivalents at beginning of period                8,349              10,581
                                                        --------------      --------------
Cash and cash equivalents at end of period              $       6,656       $       8,095
                                                        ==============      ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $      32,139       $      31,605
                                                        ==============      ==============
    Income taxes                                        $      46,937       $      48,037
                                                        ==============      ==============
See notes to financial statements.
                                      -4-

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

    On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission (IURC), a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case in chief on October 11, 1994. The IURC has scheduled hearings on IPL's request to begin on February 7, 1995.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on August 30, 1994, declared a quarterly dividend on common stock of $20,010,662. The dividend was paid by IPL to IPALCO Enterprises, Inc. in October, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for construction expenditures and the repayment of short-term and long-term debt during the first nine months of 1994.

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

     On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

Future Rate Relief
- ------------------

     IPL has asked the Indiana Utility Regulatory Commission (IURC) to approve increases in its electric rates. IPL is requesting approval of an overall rate increase of about 13.9 percent to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. The IURC has scheduled hearings on IPL's request to begin in February of 1995. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

Construction Program
- --------------------

     IPALCO announced on September 28 that IPL will further delay the construction of a new, base-load power plant in Switzerland County in Southern Indiana to a date beyond the Company's current five-year construction program. Due to this action, IPL will be reducing the cost of the construction program for the five years, 1994-1998, by $217.2 million for the base-load units and by $29.0 million for projects related to the base-load units.

Voluntary Employees' Beneficiary Association (VEBA) Trust Agreement
- -------------------------------------------------------------------

     On September 27, the Board of Directors adopted a VEBA for the funding of post-retirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on the Corporation's financial statements. The VEBA Trust Agreement provides for full funding of the Corporation's accumulated post-retirement benefit obligation in the event of certain change of control transactions.


RESULTS OF OPERATIONS

     Comparison of Quarters Ended September 30, 1994 and September 30, 1993
     ----------------------------------------------------------------------

     Income applicable to common stock decreased $1.7 million during the third quarter of 1994 from the comparable 1993 period. The following discussion highlights the factors contributing to this result.


Operations
- ----------

     The increase in electric operating revenues of $.1 million this quarter compared to the same period one year ago is due to the following:
Fuel cost adjustment recoveries increased $3.3 million, and sales for resale also increased $.1 million, due to increased energy sales to neighboring utilities. These increases were offset by decreased retail electric kilowatthour (KWH) sales of $2.9 million due to milder weather during the third quarter of 1994 compared to the same period one year ago, and decreased miscellaneous revenues of $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                 Three Months Ended September 30,

                            1994        1993        % Change
                           -------    -------       --------

          Residential      1,102.6    1,168.8        (5.7)%
          Commercial         583.6      600.7        (2.8)
          Industrial       1,722.7    1,717.6         0.3
          Other               16.2       16.2         0.0
                           -------    -------
             Total Retail  3,425.1    3,503.3        (2.2)
                           =======    =======

     Fuel costs increased $2.2 million due to increased deferred fuel costs of $3.1 million and increased prices of $.4 million; offset by a decrease in fuel consumption of $1.3 million. Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $.8 million, increased electric distribution expenses of $.6 million, and increased other production expenses of $.5 million. Power purchased decreased $1.0 million primarily due to decreased firm peaking-energy payments and decreased non-displacement purchases for 1994.

     Maintenance expenses decreased $2.1 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg plant of $2.0 million and decreased expenditures for general maintenance at the Perry K plant of $.4 million. These expenses were partially offset by increased expenditures at the Stout plant of $.3 million for general maintenance.

     Depreciation expense increased $4.4 million primarily due to an adjustment to property held for future use and as a result of an increase in the utility plant balance.

     Income taxes - net decreased $4.1 million primarily due to the decrease in pretax utility operating income, and a reduction in deferred income taxes, as well as an adjustment for additional tax recorded in the third quarter of 1993 to reflect the change in the corporate income tax rate from 34% to 35%.

     As a result of the foregoing, utility operating income decreased 3.8% over last year, to $42.8 million.


Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.6 million due to an increased construction base.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.


  Comparison of Nine Months Ended September 30, 1994 and September 30, 1993
  -------------------------------------------------------------------------

     Income applicable to common stock increased $1.5 million during the first nine months of 1994 from the comparable 1993 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     The increase in electric operating revenues of $18.5 million was the result of a combination of colder weather during the first quarter of 1994 and warmer weather during the second quarter of 1994 compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric KWH sales of $10.8 million, and higher fuel cost adjustment recoveries of $5.4 million. Sales for resale also increased $2.7 million, due to increased energy sales to neighboring utilities. Miscellaneous revenues decreased $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                  Nine Months Ended September 30,

                            1994        1993        % Change
                           -------    -------       --------

          Residential      3,230.5    3,128.3         3.3%
          Commercial       1,714.2    1,689.7         1.4
          Industrial       4,769.9    4,683.8         1.8
          Other               54.8       52.4         4.6
                           -------    -------
             Total Retail  9,769.4    9,554.2         2.3
                           =======    =======

     Fuel costs increased $11.1 million due to increased deferred fuel costs of $4.6 million and increased fuel consumption of $3.4 million as well as increased prices of $3.1 million. Other operating expenses increased $4.7 million primarily due to increased administrative and general expenses of $2.4 million of which $1.8 million is due to increased employee benefit costs and salaries and $.6 million is due to increased outside services and property insurance costs, increased electric and steam distribution expenses of $1.1 million, increased miscellaneous steam power station expenses and operation supervision expenses at Petersburg plant of $.9 million, and increased miscellaneous operating expenses at Stout plant of $.3 million. Purchased steam decreased $.3 million due to a decrease in prices for purchases from an independent resource recovery system located within the city of Indianapolis.
                                -8-

     Depreciation expense increased $6.5 million primarily due to an adjustment to property held for future use and as a result of an increase in the utility plant balance.

     Income taxes - net decreased $3.8 million primarily due to an increase in interest expenses and a decrease in deferred taxes.

     As a result of the foregoing, utility operating income increased 1.7% over last year, to $113.8 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $1.3 million due to an increased construction base.

Interest and Other Charges
- --------------------------

     Interest expense increased $2.6 million primarily due to the issuance of $180 million long-term debt on February 3, 1994. The increase in interest expense for year-to-date 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1994 and 1993 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.9 million due to an increased construction base.
                               -9-


                    PART II - OTHER INFORMATION
                    ---------------------------


Item 1.  Legal Proceedings
- --------------------------

     There were no further changes to the Legal Proceedings as set forth in IPL's Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 1994, except as follows:


     With respect to the appeal of the Indiana Utility Regulatory Commission's
(IURC) order approving IPL's Environmental Compliance Plan now pending in the Indiana Court of Appeals, on June 17, 1994, the Office of Utility
Consumer Counselor (OUCC), the Citizens Action Coalition and the
Industrial Intervenors Group filed their respective appellants' briefs.
IPL filed its appellee's brief on September 6, 1994 and the State of Indiana filed an amicus brief on October 3, 1994 in support of the constitutionality of the Indiana law that governs the Environmental
Compliance proceedings before the IURC. On October 24, 1994 appellants filed their reply briefs.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     a)    Exhibits
           --------

                  None.

     b)    Reports on Form 8-K
           -------------------

                  A report on Form 8-K, dated September 27, 1994, reporting
           Item 5, "Other Event" and Item 7, "Exhibits", with respect to the announced delay of IPL's proposed Patriot electric generating unit.















                                 -10-





                               Signatures
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INDIANAPOLIS POWER & LIGHT COMPANY
                                        ----------------------------------
                                                   (Registrant)



Date:  November 14, 1994                 /s/ John R. Brehm
       -----------------                 ----------------------------------
                                             John R. Brehm
                                             Senior Vice President
                                             Finance and Information Services



Date:  November 14, 1994                 /s/ Stephen J. Plunkett
       -----------------                 ----------------------------------
                                             Stephen J. Plunkett
                                             Controller


























                                 -11-