Form 10-K
period 1994-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1995-03-02
CIK 50217

SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         (Fee Required)

     For the fiscal year ended
         December 31, 1994                   Commission File Number  1-3132-2


                       INDIANAPOLIS POWER & LIGHT COMPANY
              (Exact name of Registrant as specified in its charter)

             Indiana                                 35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          25 Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)

    Registrants's telephone number, including area code:  317-261-8261

    Securities Registered Pursuant to Section 12(b) of the Act:  None

    Securities Registered Pursuant to Section 12(g) of the Act:

    518,985 Shares of Cumulative Preferred Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes    X      No
                       ---------    ---------
    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
    this Form 10-K or any amendment to this Form 10-K.   (X)

    As of January 31, 1995, there were 17,206,630 shares of the registrant's common stock (without par value) issued and outstanding.

                      ------------------------------------

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Indianapolis Power & Light Company definitive
    Information Statement for the Annual Meeting of Shareholders to be held on April 19, 1995 are incorporated by reference into Part III of this Report.




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

         GENERAL

              IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about forty miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves.

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

              Also, IPL and 28 other electric utilities, known as the East Central Area Reliability Group (the Group), are cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to provide maximum reliability of bulk power supply in the nine-state region served by the Group. Smaller electric utility systems, Independent Power Producers, and Power Marketers participate as associate members.


              In 1994, approximately 99.6% of the total kilowatthours sold by IPL were generated from coal, .3% from middle distillate fuel oil and .1% from secondary steam purchased from the Indianapolis Resource Recovery Project. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas fuel is used in IPL's newer combustion turbines.

              IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with four suppliers and the coal is produced entirely in the state of Indiana. These four suppliers are located in Daviess, Greene, Knox and Warrick counties, and are not affiliates of IPL. See Exhibits listed under Part IV Item 14(a)3(10.1 to 10.9) for a list of coal contracts. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries a 70-day supply of coal and fuel oil to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. When strikes are anticipated in the coal industry, IPL increases its stockpile to an approximate 92-day supply.

              The combined cost of coal and fuel oil used in the generation of electric energy for 1994 averaged 1.162 cents per kilowatthour or $24.95 per equivalent ton of coal, compared with the 1993 average fuel cost for electric generation of 1.151 cents per kilowatthour or $24.49 per equivalent ton of coal.

              IPL has a long-term contract to purchase steam for use in its steam distribution system with Ogden Martin Systems of Indianapolis, Inc. (Ogden Martin). Ogden Martin owns and operates the Indianapolis Resource Recovery Project which is a waste-to-energy facility located in Marion County, Indiana. During 1994, IPL's steam system purchased 51.1% of its total therm requirement from Ogden Martin. Additionally, 30.2% of its 1994 one-hour peak load was met with steam purchased from Ogden Martin. IPL also purchased 4.9 million secondary therms which represent Ogden Martin send-out in excess of the IPL steam system requirements. Such secondary steam is used to produce electricity at the IPL Perry K and Perry W facilities.

         CONSTRUCTION

              The cost of IPL's construction program during 1994, 1993 and 1992 was $185.6 million, $149.3 million and $115.3 million, respectively, including Allowances for Funds Used During
         Construction (AFUDC) of $7.3 million, $3.6 million and $3.2 million, respectively.

              IPL's construction program is reviewed periodically and is updated to reflect among other things the changes in economic conditions, revised load forecasts and cost escalations under construction contracts. The most recent projections indicate that IPL will need about 600 megawatts (MW) of additional capacity resources by the year 2000. IPL plans to meet this need through the combination of the use of Demand Side Management, power purchases and peaking turbines.

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

              IPL's construction program for the five-year period 1995-1999, is estimated to cost $608.9 million including AFUDC. The estimated cost of the program by year (in millions) is $213.6 in 1995; $93.6 in 1996; $87.8 in 1997; $99.1 in 1998; and $114.8 in
         1999. It includes $73.6 million for two 80 MW combustion turbines with in-service dates of 1999 and 2000, respectively. The forecast also includes $253.1 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         FINANCING

              Long-term debt, internally generated funds and temporary short-term borrowings are forecasted to provide the funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities. Additionally, IPL has authority from the IURC to redeem and replace certain of its existing securities.

         EMPLOYEE RELATIONS

              As of December 31, 1994, IPL had 2,238 employees of whom 1,129 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 398 were represented by the Electric Utility Workers Union (EUWU), an unaffiliated labor organization. In December 1993, the membership of the IBEW ratified a new labor agreement which remains in effect until December 16, 1996. The agreement provided for general pay adjustments of 4% in 1993 and 3.5% in 1994, and provides for a 3.5% adjustment in 1995, and changes in pension and health care coverage. In March 1992, the membership of the EUWU ratified a new labor agreement which was in effect until February 27, 1995. IPL and the EUWU are currently negotiating a new agreement, and the current agreement has been extended through March 13, 1995. The agreement provided for general pay adjustments of 4.5% in both 1992 and 1993, and 3% in 1994, as well as changes in health care coverage.

         REGULATORY MATTERS

              IPL is subject to regulation by the IURC as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. For a description of the current rate proceeding, see
         Item 3, "LEGAL PROCEEDINGS."

              In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission, in respect of short-term borrowings not regulated by the IURC, the transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

              IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL's 1995-1999 construction program includes $176 million in environmental costs, including AFUDC, of which approximately $142 million pertains to the Clean Air Act. Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC. Estimated annual costs for all air, solid waste and water environmental compliance measures are $131 million and $27 million in 1995 and 1996, respectively. See also Item 3, "LEGAL PROCEEDINGS."
































                         INDIANAPOLIS POWER & LIGHT COMPANY
                         STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                                            Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                   1994             1993             1992             1991             1990
                                              --------------   --------------   --------------   --------------   --------------
Operating Revenues (In Thousands):
  Residential                                 $      230,805   $      225,138   $      212,757   $      224,039   $      207,734
  Small industrial and commercial                    129,346          127,551          126,588          135,456          134,514
  Large industrial and commercial                    266,703          255,945          243,446          237,200          225,586
  Public lighting                                      6,949            7,186            7,133            7,106            7,122
  Miscellaneous                                        7,186            7,373            6,018            6,960            6,598
                                              --------------   --------------   --------------   --------------   --------------
    Revenues - ultimate consumers                    640,989          623,193          595,942          610,761          581,554
  Sales for resale - REMC                              1,098              897              861              900              759
  Sales for resale - other                             7,680            5,237            2,400            4,197           10,418
                                              --------------   --------------   --------------   --------------   --------------
      Total electric revenues                 $      649,767   $      629,327   $      599,203   $      615,858   $      592,731
                                              ==============   ==============   ==============   ==============   ==============
Kilowatthour Sales (In Millions):
  Residential                                          4,077            4,014            3,675            3,960            3,585
  Small industrial and commercial                      2,207            2,202            2,171            2,331            2,322
  Large industrial and commercial                      6,306            6,169            5,843            5,612            5,399
  Public lighting                                         64               62               64               64               65
                                              --------------   --------------   --------------   --------------   --------------
    Sales - ultimate consumers                        12,654           12,447           11,753           11,967           11,371
  Sales for resale - REMC                                 26               24               23               23               20
  Sales for resale - other                               456              321              169              256              555
                                              --------------   --------------   --------------   --------------   --------------
      Total kilowatthours sold                        13,136           12,792           11,945           12,246           11,946
                                              ==============   ==============   ==============   ==============   ==============
Customers at End of Year:
  Residential                                        360,347          356,015          352,139          347,718          344,094
  Small industrial and commercial                     38,849           38,359           38,171           38,011           37,863
  Large industrial and commercial                      3,525            3,342            3,163            2,952            2,714
  Public lighting                                        266              252              239              229              212
                                              --------------   --------------   --------------   --------------   --------------
    Total ultimate consumers                         402,987          397,968          393,712          388,910          384,883
  Sales for resale - REMC                                  1                1                1                1                1
                                              --------------   --------------   --------------   --------------   --------------
      Total electric customers                       402,988          397,969          393,713          388,911          384,884
                                              ==============   ==============   ==============   ==============   ==============
Miscellaneous Statistics:
  Kilowatthour output (In Millions):
    Generated (net after station use)                 13,580           13,254           12,525           12,851           12,254
    Purchased                                            206              325              126              160              300
                                              --------------   --------------   --------------   --------------   --------------
      Total generated and purchased                   13,786           13,579           12,651           13,011           12,554
  Company use, line loss, etc.                           650              787              706              765              608
                                              --------------   --------------   --------------   --------------   --------------
        Energy sold                                   13,136           12,792           11,945           12,246           11,946
                                              ==============   ==============   ==============   ==============   ==============



  Load factor (percent)                                57.64            57.44            56.72            56.37            54.83
  Average BTU per net kilowatthour                    10,445           10,503           10,385           10,455           10,474
  Cost of fuel per million BTU                $        1.112   $        1.096   $        1.103   $        1.113   $        1.109
  Cost of fuel per ton (includes oil
    stated in equivalent tons of coal)        $       24.946   $       24.488   $       24.547   $       24.804   $       24.711
  Summer plant capability (megawatts)*                 2,907            2,829            2,829            2,829            2,829
  Maximum demand on IPL system (megawatts)*            2,640            2,635            2,505            2,583            2,498
  Average use per residential
    customer (kilowatthours)                          11,393           11,345           10,515           11,460           10,514
  Average revenue per residential customer    $       645.02   $       636.28   $       608.68   $       648.36   $       609.29
  Average revenue per small industrial and
    commercial customer                       $     3,327.04   $     3,310.59   $     3,305.94   $     3,552.03   $     3,566.13
  Average revenue per large industrial and
    commercial customer                       $    77,960.62   $    78,055.83   $    79,324.43   $    83,816.09   $    87,065.08
  Average residential revenue per
    kilowatthour (cents)                               5.662            5.609            5.789            5.658            5.795




*  All figures are net of station use.






































Item 2.  PROPERTIES

              IPL's executive offices are located at 25 Monument Circle, Indianapolis, Indiana. This facility contains approximately 201,300 square feet of space and contains certain administrative operations of IPALCO's subsidiaries.

              IPL also owns two service centers located at 1230 West Morris Street and 3600 North Arlington Avenue, both in Indianapolis, Indiana. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

              IPL owns and operates five primarily coal-fired generating plants, three of which are used for total electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 2,960 MW, a winter capability of 2,962 MW and a summer capability of 2,907 MW. All figures are net of station use. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. (thousands of pounds) per hour.

              Total Electric Stations:

              H. T. Pritchard plant (Pritchard), 25 miles southwest of
                Indianapolis (six units in service - one in 1949, 1950, 1951, two in 1953 and one in 1956) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

              E. W. Stout plant (Stout) located in southwest part of Marion
                County (five units in service - one each in 1941, 1947, 1958, 1961 and 1973) with 846 MW nameplate rating and net winter and summer capabilities of 898 MW and 845 MW, respectively.

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

              Net electrical generation during 1994, at the Petersburg, Stout and Pritchard stations accounted for about 74.9%, 21.1% and 4.0%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.


              Included in the above totals are three gas turbine units at the Stout station added in 1973 and one gas turbine added in 1994 with a combined nameplate rating of 139 MW, one diesel unit each at Pritchard and Stout stations, and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

              IPL's transmission system includes 454 circuit miles of 345,000 volt lines, 360 circuit miles of 138,000 volt lines and 274 miles of 34,500 volt lines. Distribution facilities include 4,689 pole miles and 19,807 wire miles of overhead lines. Underground distribution and service facilities include 436 miles of conduit and 4,900 wire miles of conductor. Underground street lighting facilities include 107 miles of conduit and 670 wire miles of conductor. Also included in the system are 76 bulk power substations and 84 distribution substations.

              Steam distribution properties include 24 miles of mains with 276 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

              All of the facilities owned by IPL are well-maintained, in good condition and adequate to meet the present needs of IPL.

              The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.



























Item 3.  LEGAL PROCEEDINGS


              On August 18, 1993, the IURC entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition (CAC) and the Industrial Intervenors Group (IIG). OUCC, CAC and IIG appealed the Commission's order to the Indiana Court of Appeals. On June 17, 1994, the OUCC, CAC and IIG filed their respective appellants' briefs. IPL filed its appellee's brief on September 6, 1994 and the state of Indiana filed an amicus brief on October 3, 1994 in support of the constitutionality of the Indiana law that governs the Environmental Compliance proceedings before the IURC. On October 24, 1994 appellants filed their reply briefs, and a decision is anticipated during 1995.

              In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. Pursuant to the order, IPL prefiled its case-in-chief on October 11, 1994, and hearings on IPL's case-in-chief commenced on February 7, 1995. The order further established the following procedural schedule: April 21, 1995, the OUCC and intervenors prefile their respective cases-in-chief; May 26, 1995, IPL prefiles its Supplemental testimony and rebuttal case; June 16, 1995, OUCC and intervenors file cross answering and surrebuttal testimony; July 10, 1995, hearings commence on OUCC and intervenors cases-in-chief and all Supplemental and rebuttal testimony. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later to be determined by the IURC. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - 1994 Rate Proceeding" for additional information regarding the rate proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
















EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 28, 1995

     Name, age (at December 31, 1994), and positions and offices held for the past five years:

                                            From             To
      John R. Hodowal (49)
        Chairman of the Board           February, 1990
        Chief Executive Officer         May, 1989
        Executive Vice President        April, 1987       May, 1989


      Ramon L. Humke (62)
        President and Chief Operating
          Officer                       February, 1990
        President and Chief Executive
          Officer of Ameritech Services
          and Senior Vice President of
          Ameritech Bell Group          September, 1989   February, 1990
        President and Chief Executive
          Officer of Indiana Bell
          Telephone Company             October, 1983     September, 1989


      John R. Brehm (41)
        Senior Vice President - Finance
          and Information Services      May, 1991
        Senior Vice President -
          Financial Services            May, 1989         May, 1991
        Treasurer                       August, 1987      May, 1989


      Robert W. Rawlings (53)
        Senior Vice President -
          Electric Production           May, 1991
        Vice President - Electric
          Production                    May, 1989         May, 1991
        Vice President - Engineering
          and Construction              April, 1986       May, 1989


      Bryan G. Tabler (51)
        Senior Vice President -
          Secretary and General Counsel January, 1995
        Partner, Barnes & Thornburg     January, 1979     October, 1994


      Gerald D. Waltz (55)
        Senior Vice President -
          Business Development          May, 1991
        Senior Vice President -
          Engineering and Operations    April, 1986        May, 1991


      Max Califar (41)
        Vice President - Human
          Resources                     December, 1992
        Treasurer                       May, 1989          December, 1992
        Assistant Controller            July, 1987         May, 1989

                                           From              To


      Steven L. Meyer (36)
        Treasurer                       December, 1992


      Stephen J. Plunkett (46)
        Controller                      May, 1991
        Assistant Controller            May, 1989          May, 1991


















































                              PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
              HOLDER MATTERS

         All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

         Aggregate quarterly dividends paid on the common stock during 1994 and 1993 were as follows (in thousands):

                       1994      1993
                     -------   -------
    First Quarter    $19,223   $18,445
    Second Quarter    19,995    19,209
    Third Quarter     20,011    19,209
    Fourth Quarter    20,011    19,209

         The IPL Board of Directors at its meeting on February 28, 1995, declared a regular quarterly dividend on common stock of $20,419,652.34 in total, payable April 15, 1995.

    Dividend Restrictions

         So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1994, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. IPL believes these restrictions will not restrict anticipated dividends.
















Item 6.   SELECTED FINANCIAL DATA
          -----------------------

(In Thousands)                          1994            1993            1992            1991            1990
- ------------------------------    --------------  --------------  --------------  --------------  --------------
Total operating revenues          $      686,076  $      664,303  $      633,203  $      647,873  $      621,578
Operating income                         143,310         142,368         134,240         149,876         143,906
Allowance for funds used
  during construction                      9,381           5,527           5,081           2,611           2,044
Income applicable to
  common stock                           100,641          99,584          89,876         100,684          92,169
Utility plant - net                    1,711,772       1,608,871       1,532,964       1,488,940       1,463,622
Total assets                           1,992,097       1,870,306       1,763,246       1,686,439       1,670,917
Construction expenditures                178,295         145,765         112,037          94,633          89,536
Common shareholder's equity              725,762         705,149         682,413         666,223         636,131
Nonredeemable cumulative
  preferred stock                         51,898          51,898          51,898          51,898          51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                     654,121         532,260         540,641         537,718         536,580








See financial statements.



























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

         Rate Matters

                        1994 Rate Proceeding

          IPL has asked the Indiana Utility Regulatory Commission
      (IURC) to approve a new schedule of electric rates. The overall rate increase amounts to about 13.9% and is estimated to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. Hearings on IPL's request began on February 7, 1995. IPL anticipates an IURC order in this proceeding before 1996. There is no assurance that IPL's request will be granted, or if granted, how much revenue will be produced. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August 1986.

                    Environmental Compliance Plan

          IPL is subject to the air quality provisions specified in the federal Clean Air Act Amendments of 1990 and related regulations (the Act). During 1993, IPL obtained an order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Act - See "Capital Requirements." Certain intervenors in the hearing before the IURC have appealed that order. Briefs on this appeal have been filed by all parties, and a decision is anticipated during 1995. As required by the Act, IPL filed its proposed compliance plan with the Environmental Protection Agency (EPA) in February 1993 and subsequently received all required EPA permits pursuant to its plan during 1994.

          Effective January 1, 1995, IPL received annual emission "allowances" for certain of its generating units. Each allowance permits the emission of one ton of sulfur dioxide. IPL presently expects that annual sulfur dioxide emissions will not exceed annual allowances provided to IPL under the Act. Allowances not required in the operation of IPL facilities may be reserved for future periods or sold. The value of such unused allowances that may be available to IPL for use in future periods or for sale is subject to a developing market and is unknown at this time. The IURC order provides for the deferral of net gains and losses resulting from any sale of emission allowances. The order further provides for the amortization of such deferrals, as an expense reduction or as an expense, to be included in the ordinary, necessary and reasonable expenses for ratemaking purposes, on a basis to be determined in a future general retail electric rate proceeding.

                   Demand Side Management Program

          On September 8, 1993, IPL obtained an order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to IPL's Demand Side Management (DSM) Program. The order provides for the deferral, as regulatory assets, and subsequent recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of certain approved DSM costs. The order also provides for the recording of a carrying charge on deferred costs until recognized in the future for ratemaking purposes. IPL has requested costs deferred through January 31, 1995, be recognized in its current electric rate proceeding.

                       Postretirement Benefits

          On December 30, 1992, the IURC issued an order authorizing Indiana utilities to account for postretirement benefits on the basis required by the Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits other than Pensions," (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. Prior to 1993, IPL used a pay-as-you-go method to account for such costs. IPL was required to adopt SFAS 106 effective January 1, 1993. Additionally, the order authorized the deferral as a regulatory asset of SFAS 106 costs in excess of such costs determined on a pay-as-you-go basis. The order further provides for the recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of such costs in a subsequent general rate proceeding on an individual company basis in an amount to be determined in each such proceeding. IPL is deferring as a regulatory asset the nonconstruction related SFAS 106 costs associated with its electric business. IPL is expensing its nonconstruction related SFAS 106 costs associated with its steam business. IPL has requested recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of its electric SFAS 106 cost, including amortization of deferred amounts, in its current general electric rate proceeding.

       Voluntary Employee Beneficiary Association (VEBA) Trust Agreement

          On August 30, 1994, the Board of Directors of IPALCO adopted a VEBA Trust for the funding of postretirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries of IPALCO, IPL and Mid-America. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with accepted actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on IPALCO's consolidated financial statements. The VEBA Trust Agreement provides for full funding of the accumulated postretirement benefit obligation in the event of certain change of control transactions.

                     Regulatory Asset Deferrals

         Balance sheet deferrals of regulatory assets for DSM, postretirement benefits, income taxes, Petersburg Unit 4 costs and other such costs amounted to $86.2 million at December 31, 1994. Deferrals for such items are expected to increase during 1995 due to SFAS 106 and DSM costs and related carrying charges until an order in IPL's current retail electric rate proceeding becomes effective.

                         Future Rate Relief

         IPL may petition the IURC to increase its electric rates and charges during 1995. A final IURC order on such a request may not occur until 1996 or 1997.

                          Steam Rate Order

         The IURC authorized IPL to increase its steam system rates and charges over a six-year period beginning January 13, 1993. Accordingly, IPL will implement new steam tariffs in 1995 and later, designed to produce estimated additional annual steam operating revenues as follows:

                             Additional          Cumulative
                               Annual              Annual
              Year            Revenues            Revenues
              ----           ----------          -----------
              1995           $1,552,000           $5,535,000
              1996            1,625,000            7,160,000
              1997            2,384,000            9,544,000
              1998              370,000            9,914,000

         Capital Requirements

          The capital requirements of IPL are primarily driven by the need for facilities to ensure customer service reliability and environmental compliance and by the impact of maturing long-term debt.

                     Forecasted Demand & Energy

          From 1994 to 1999, annual peak demand is forecasted to experience a compound 1.3% increase, while retail kilowatthour
      (KWH) sales are anticipated to increase at a 1.8% compound growth rate. Both compound growth rates are computed assuming normal weather conditions and include the effects of DSM. IPL expects a reduction of about 133 megawatts (MW) of annual peak demand by the year 1999 as a result of DSM programs.


                      Integrated Resource Plan

          Sales growth projections indicate a need for about 600 MW of additional capacity resources by the year 2000. These resource requirements can be met in a variety of ways including, but not limited to, a combination of the use of DSM, power purchases and peaking turbines. IPL continues to review its integrated resource plan to consider the appropriateness of all resource options to meet capacity requirements over the decade of the 1990s and beyond.

          IPL has a well-defined, near-term integrated resource plan and is considering all reasonable options to meet its long-term capacity requirements. The following discussion makes certain assumptions regarding IPL's plans to meet these requirements.

          In order to maintain adequate capacity reserve margins in the near-term, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which expires March 31, 1997. Under this agreement, IPL is receiving 200 MW of capacity. The agreement provides for monthly capacity payments by IPL of $1.2 million through March 31, 1997. IPL can terminate the agreement should recognition of these demand charges as ordinary, necessary and reasonable expenses for ratemaking purposes be disallowed. IPL and IMP will also exchange 50 MW of seasonal power over the 1995-1999 period.

          IPL placed in-service two 80 MW combustion turbines, the first on April 20, 1994, and the second on January 13, 1995. Presently, IPL plans to add two additional 80 MW combustion turbines with in-service dates in 1999 and 2000. IPL also has options to extend the 200 MW firm power purchase agreement with IMP through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. Under a 1993 agreement, IPL has an option to purchase from PSI Energy, Inc. up to 100 MW of limited reserve power during April 1996 through March 1997 and up to 250 MW during April 1997 through March 2001.

           Environmental Compliance Construction Requests

          The estimated capital cost of complying with the Act, as approved by the IURC, is approximately $260 million, including Allowance for Funds Used During Construction (AFUDC) of which $92.4 million has been expended prior to 1995. IPL further estimates that, subsequent to December 31, 1997, no significant capital expenditures will be required to bring generating units into compliance with the Act until the year 2010 or beyond.

                    Cost of Construction Program

          The cost of IPL's construction program during 1994, 1993 and 1992 was $185.6 million, $149.3 million and $115.3 million, including AFUDC of $7.3 million, $3.6 million and $3.2 million, respectively.

          IPL estimates the cost of the construction program for the five years, 1995-1999, to be approximately $608.9 million, including AFUDC of $33.3 million. This program is subject to continuing review and is revised from time to time in light of changes in the actual customer demand for electric energy, IPL's financial condition and construction cost escalations.
      In addition to costs of environmental compliance, the five-year construction program includes $73.6 million for the two 80 MW combustion turbines mentioned above. Additional expenditures will be incurred beyond 1999 for the capacity with in-service dates subsequent to 1999. Expenditures for the new capacity are contingent upon the review of other long-term and near-term options previously discussed.

         Retirement of Long-term Debt and Equity Securities

          During 1994, 1993 and 1992, IPL retired long-term debt, including sinking fund payments, of $86.5 million, $96.9 million and $75.0 million, respectively, which required replacement in part with other debt securities at a lower cost.

          IPL will retire $15 million and $11.3 million of maturing long-term debt during 1996 and 1997, respectively, which may require replacement in whole or in part with other debt or equity securities. In addition, other existing higher rate debt may be refinanced depending upon market conditions.

         Financing

                       Financing Requirements

          During the three-year period ended December 31, 1994, IPL's permanent financing totaled $376.5 million in long-term debt.
      The net proceeds of these securities were used to retire existing long-term debt of $266.2 million, including premiums, and to partially fund IPL's construction expenditures. The remaining cash requirements during this three-year period were funded with internally generated funds and short-term debt.

          Long-term debt, internally generated funds and temporary short-term borrowings are forecasted to provide the funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities. Additionally, IPL has authority from the IURC to redeem and replace certain of its existing securities.

                        Mortgage Restrictions

          IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1994, the ratios under the Articles and the Mortgage are 3.12 and 6.55, respectively. IPL believes these requirements will not restrict any anticipated future financings.


      RESULTS OF OPERATIONS

                            1994 vs. 1993

          Income applicable to common stock increased by $1.1 million in 1994 compared to 1993. The following discussion highlights the factors contributing to the increase.

      Operations

          Utility operating income increased $.9 million in 1994 compared to 1993. Contributing to this increase were higher electric operating revenues of $20.4 million, due to increases in retail sales of $18.0 million and wholesale sales of $2.6 million, partially offset by a decrease in miscellaneous electric revenue of $.2 million. Retail electric sales were higher due to increased retail KWH sales of $11.4 million and increased fuel cost recoveries of $6.6 million. The increase in retail KWH sales in this year, as compared to 1993, resulted primarily from increased industrial and residential sales resulting from an improved economy and increased residential customers, partially offset by slightly milder heating season weather. Wholesale sales were higher as a result of increased energy requirements of other utilities.

          Fuel costs increased $11.4 million due to increases in deferred fuel costs of $6.7 million, increased units costs of coal and oil of $2.7 million and increased fuel consumption of $2.0 million. Other operating expenses increased $3.4 million primarily due to an increase in administrative and general expenses of $1.7 million, an increase in miscellaneous power station operating expenses at the Petersburg plant of $1.2 million, and an increase in other production expenses of $.5 million.

          Maintenance expenses increased $1.2 million, reflecting increased overhead distribution expenses of $3.1 million and increased transmission and other distribution expenses of $.7 million. These expenses were partially offset by decreased unit overhaul expenses in 1994, compared to 1993. Depreciation expense increased $8.7 million primarily due to an adjustment to property held for future use and as a result of an increase in the depreciable utility plant balance.

          Taxes other than income taxes increased $1.3 million as a result of an increase in revenues subject to Indiana gross receipts tax. Income taxes - net, decreased $4.3 million as a result of a decrease in pretax utility operating income.

      Other Income And Deductions

          Allowance for equity funds used during construction increased $2.7 million due to an increased construction base in 1994.

      Interest Charges

          Interest on long-term debt increased $4.2 million due to the issuance of $180 million long-term debt on February 3, 1994, (6.05% Series, First Mortgage Bonds and 7.05% Series, First Mortgage Bonds). The interest on long-term debt was partially offset by the refinancing of three series of IPL's First Mortgage Bonds in March 1994 as follows: the 7.4% Series, First Mortgage Bonds; the 7 1/8% Series, First Mortgage Bonds; and the 7.65% Series, First Mortgage Bonds; all of which were replaced with the 6.05% Series, First Mortgage Bonds. The allowance for borrowed funds used during construction increased $1.2 million due to an increased construction base.


                            1993 vs. 1992

          Income applicable to common stock increased by $9.7 million in 1993 compared to 1992. The following discussion highlights the factors contributing to the increase.

      Operations

          Utility operating income increased $8.1 million in 1993 compared to 1992. Contributing to this increase was an increase in electric operating revenues of $30.1 million, due to increases in retail sales of $25.9 million, wholesale sales of $2.8 million and miscellaneous electric revenue of $1.4 million. Retail electric sales were higher due to increased retail KWH sales of $31.1 million and decreased fuel cost recoveries of $5.2 million. The increase in retail KWH sales in 1993 resulted primarily from the return to normal weather conditions in 1993 as compared to the abnormally mild summer weather conditions in 1992. During 1992, cooling degree days were 26.5% below normal. Wholesale sales were higher as a result of increased energy requirements of other utilities, which were also affected by the mild summer during 1992. The continuing health of the Indianapolis economy also contributed to the growth in KWH sales, particularly in the large industrial class.

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

      Interest Charges

          Interest on long-term debt decreased $1.3 million as a result of refinancing six series of IPL's First Mortgage Bonds as follows: the 10 1/4% Series, First Mortgage Bonds in October 1993 (replaced with the 5.50% Series, First Mortgage Bonds); the 5.80% Series, First Mortgage Bonds in October 1993 (replaced with the 5.40% Series, First Mortgage Bonds); the 6.90% and the 6.60% Series, First Mortgage Bonds (replaced with the 6.10% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges increased $1.1 million due to higher notes payable balances carried during 1993.



                                1995

          Factors having a bearing on 1995 earnings compared to 1994 will include the impact of economic conditions, weather conditions, an increased level of construction expenditures, and the implementation of new electric system tariff rates.

          Authorized electric operating income for 1995 as determined by the IURC is approximately $144.0 million. (IPL earned
      $140.4 million during 1994 and $141.2 million during 1993.)

          The overall effect these factors will have on 1995 earnings cannot be accurately determined at this time.



















Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                    INDEPENDENT AUDITORS' REPORT



Indianapolis Power & Light Company:

We have audited the accompanying balance sheets and statements of capitalization of Indianapolis Power & Light Company as of December 31, 1994 and 1993, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a.)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Indianapolis, Indiana
January 27, 1995









                                      INDIANAPOLIS POWER & LIGHT COMPANY

                                             Statements of Income
                             For the Years Ended December 31, 1994, 1993 and 1992
                                                               1994             1993             1992
                                                         ---------------  ---------------  ---------------
                                                                           (In Thousands)
OPERATING REVENUES (Note 9):
  Electric                                               $      649,767   $      629,327   $      599,203
  Steam                                                          36,309           34,976           34,000
                                                         ---------------  ---------------  ---------------
    Total operating revenues                                    686,076          664,303          633,203
                                                         ---------------  ---------------  ---------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                        169,756          158,390          155,072
    Other                                                       104,273          100,890          100,447
  Power purchased                                                19,060           19,407            7,804
  Purchased steam                                                 7,653            8,051            7,612
  Maintenance                                                    68,562           67,326           62,446
  Depreciation and amortization                                  87,028           78,372           78,615
  Taxes other than income taxes                                  30,891           29,627           31,348
  Income taxes - net (Note 8)                                    55,543           59,872           55,619
                                                         ---------------  ---------------  ---------------
    Total operating expenses                                    542,766          521,935          498,963
                                                         ---------------  ---------------  ---------------
OPERATING INCOME                                                143,310          142,368          134,240
                                                         ---------------  ---------------  ---------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction             4,672            2,010            1,985
  Other - net                                                    (1,527)          (1,237)          (2,872)
  Income taxes - net (Note 8)                                       823              599            1,143
                                                         ---------------  ---------------  ---------------
    Total other income - net                                      3,968            1,372              256
                                                         ---------------  ---------------  ---------------
INCOME BEFORE INTEREST CHARGES                                  147,278          143,740          134,496
                                                         ---------------  ---------------  ---------------
INTEREST CHARGES:
  Interest on long-term debt                                     45,566           41,399           42,663
  Allowance for borrowed funds used during construction          (4,709)          (3,517)          (3,096)
  Other interest                                                  1,497            2,305            1,251
  Amortization of redemption premiums and expenses on
    debt - net                                                    1,101              787              620
                                                         ---------------  ---------------  ---------------
    Total interest charges                                       43,455           40,974           41,438
                                                         ---------------  ---------------  ---------------
NET INCOME                                                      103,823          102,766           93,058

PREFERRED DIVIDEND REQUIREMENTS                                   3,182            3,182            3,182
                                                         ---------------  ---------------  ---------------
INCOME APPLICABLE TO COMMON STOCK                        $      100,641   $       99,584   $       89,876
                                                         ===============  ===============  ===============

See notes to financial statements.


                     INDIANAPOLIS POWER & LIGHT COMPANY

                              Balance Sheets
                        December 31, 1994 and 1993
ASSETS                                                              1994                  1993
- -----------------------------------                           ----------------      ----------------
                                                                           (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                           $     2,415,531       $     2,300,682
  Less accumulated depreciation                                       916,943               876,054
                                                              ----------------      ----------------
      Utility plant in service - net                                1,498,588             1,424,628
  Construction work in progress                                       191,010               168,480
  Property held for future use                                         22,174                15,763
                                                              ----------------      ----------------
      Utility plant - net                                           1,711,772             1,608,871
                                                              ----------------      ----------------


OTHER PROPERTY -
  At cost, less accumulated depreciation                                2,898                 1,873
                                                              ----------------      ----------------



CURRENT ASSETS:
  Cash and cash equivalents                                             7,835                 8,349
  Accounts receivable (less allowance for doubtful
    accounts - 1994, $743,000 and 1993, $626,000)                      46,097                47,365
  Receivable from parent                                                1,881                 5,482
  Fuel - at average cost                                               37,161                35,213
  Materials and supplies - at average cost                             55,642                54,847
  Prepayments and other current assets                                  8,176                 3,240
                                                              ----------------      ----------------
      Total current assets                                            156,792               154,496
                                                              ----------------      ----------------


DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                       32,521                30,587
  Unamortized redemption premiums and expenses on debt (Note 6)        27,577                25,453
  Other regulatory assets (Note 4)                                     53,661                32,954
  Miscellaneous                                                         6,876                16,072
                                                              ----------------      ----------------
      Total deferred debits                                           120,635               105,066
                                                              ----------------      ----------------

      TOTAL                                                   $     1,992,097       $     1,870,306
                                                              ================      ================


See notes to financial statements.





CAPITALIZATION AND LIABILITIES                                     1994                  1993
- ----------------------------------------------------         ----------------      ----------------
                                                                         (In Thousands)
CAPITALIZATION (See Statements of Capitalization):
  Common shareholder's equity                                $       725,762       $       705,149
  Cumulative preferred stock                                          51,898                51,898
  Long-term debt                                                     654,121               532,260
                                                             ----------------      ----------------
      Total capitalization                                         1,431,781             1,289,307
                                                             ----------------      ----------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 7)                 26,400                90,000
  Current maturities and sinking fund requirements                       350                 8,729
  Accounts payable and accrued expenses                               95,957                74,187
  Dividends payable                                                   20,834                20,024
  Payrolls accrued                                                     4,475                 4,505
  Taxes accrued                                                       16,787                21,377
  Interest accrued                                                    14,859                11,150
  Other current liabilities                                            8,823                 5,316
                                                             ----------------      ----------------
      Total current liabilities                                      188,485               235,288
                                                             ----------------      ----------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net (Note 8)                   282,062               270,182
  Unamortized investment tax credit                                   53,762                57,029
  Accrued postretirement benefits (Note 10)                           34,517                17,668
  Miscellaneous                                                        1,490                   832
                                                             ----------------      ----------------
      Total deferred credits and other long-term liabilities         371,831               345,711
                                                             ----------------      ----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

      TOTAL                                                  $     1,992,097       $     1,870,306
                                                             ================      ================






See notes to financial statements.








                                         INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Cash Flows
                                 For the Years Ended December 31, 1994, 1993 and 1992
                                                               1994              1993              1992
                                                          ---------------  ----------------  ----------------
                                                                            (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                              $      103,823   $       102,766   $        93,058
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 88,371            79,412            79,297
    Deferred income taxes and investment tax
      credit adjustments, net                                      2,650              (430)              216
    Allowance for funds used during construction                  (9,381)           (5,476)           (5,081)
  Decrease (increase) in certain assets:
    Accounts receivable                                            4,869            (3,462)           (5,659)
    Fuel, materials and supplies                                  (2,743)           10,633            (7,992)
    Other current assets                                          (4,936)           (1,080)             (110)
  Increase (decrease) in certain liabilities:
    Accounts payable                                              21,770             7,229            14,470
    Taxes accrued                                                 (4,590)           (2,195)            1,054
    Other current liabilities                                      7,865            (2,458)            2,801
                                                          ---------------  ----------------  ----------------
Net cash provided by operating activities                        207,698           184,939           172,054
                                                          ---------------  ----------------  ----------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                     (178,295)         (145,765)         (112,037)
  Other                                                            5,847            (8,447)          (13,676)
                                                          ---------------  ----------------  ----------------
Net cash used in investing activities                           (172,448)         (154,212)         (125,713)
                                                          ---------------  ----------------  ----------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                     200,000            96,500            80,000
  Retirement of long-term debt - including premiums              (87,291)          (98,978)          (79,958)
  Short-term debt - net                                          (63,600)           50,000            37,000
  Dividends paid                                                 (82,421)          (79,253)          (76,072)
  Other                                                           (2,452)           (1,228)           (1,142)
                                                          ---------------  ----------------  ----------------
Net cash used in financing activities                            (35,764)          (32,959)          (40,172)
                                                          ---------------  ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (514)           (2,232)            6,169
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   8,349            10,581             4,412
                                                          ---------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $        7,835   $         8,349   $        10,581
                                                          ===============  ================  ================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                  $       40,747   $        42,489   $        41,649
                                                          ===============  ================  ================
    Income taxes                                          $       59,129   $        61,806   $        56,136
                                                          ===============  ================  ================

See notes to financial statements.

                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                    Statements of Capitalization
                                     December 31, 1994 and 1993
                                                                                    1994                   1993
                                                                             -----------------      -----------------
                                                                                          (In Thousands)
COMMON SHAREHOLDER'S EQUITY:
   Common stock, no par, authorized - 20,000,000 shares,
      issued and outstanding - 17,206,630 shares (Note 5)                    $        324,537       $        324,537
   Premium on 4% cumulative preferred stock                                             1,363                  1,363
   Retained earnings                                                                  399,862                379,249
                                                                             -----------------      -----------------
     Total common shareholder's equity                                       $        725,762       $        705,149
                                                                             =================      =================
CUMULATIVE PREFERRED STOCK (Note 5):
   Nonredeemable - $100 par value, authorized
   2,000,000 shares                                     Call Price at
                                                       December 31, 1994
                                                       -----------------
    4% Series, 100,000 shares                              $118.00           $         10,000       $         10,000
    4.20% Series, 39,000 shares                             103.00                      3,900                  3,900
    4.60% Series, 30,000 shares                             103.00                      3,000                  3,000
    4.80% Series, 50,000 shares                             101.00                      5,000                  5,000
    6% Series, 100,000 shares                               102.00                     10,000                 10,000
    8.20% Series, 199,985 shares                            101.00                     19,998                 19,998
                                                                             -----------------      -----------------
     Total cumulative preferred stock                                        $         51,898       $         51,898
                                                                             =================      =================
VARIABLE CLASS PREFERRED STOCK:
   Par value undetermined, authorized
   3,000,000 shares, none issued

LONG-TERM DEBT (Notes 2 and 6):
   First mortgage bonds:
    4 1/2% Series, due August 1994                                           $            -         $          7,500
    5 1/8% Series, due April 1996                                                      15,200                 15,400
    5 5/8% Series, due May 1997                                                        11,550                 11,629
    7 1/8% Series, due May 1998                                                           -                   19,750
    7.40% Series, due March 2002                                                          -                   33,200
    7.65% Series, due March 2003                                                          -                   25,200
    6.05% Series, due February 2004                                                    80,000                    -
    8% Series, due October 2006                                                        58,800                 58,800
    7 3/8% Series, due August 2007                                                     80,000                 80,000
    9 5/8% Series, due September 2012                                                  40,000                 40,000
    10 5/8% Series, due December 2014                                                  40,000                 40,000
    6.10% Series, due January 2016                                                     41,850                 41,850
    5.40% Series, due August 2017                                                      24,650                 24,650
    9 5/8% Series, due June 2019                                                       50,000                 50,000
    7.45% Series, due August 2019                                                      23,500                 23,500
    5.50% Series, due October 2023                                                     30,000                 30,000
    7.05% Series, due February 2024                                                   100,000                    -
    Unamortized discount - net                                                         (1,079)                  (490)
                                                                             -----------------      -----------------
      Total first mortgage bonds                                                      594,471                500,989



  Long-term note, variable rate, Series 1991, due August 2021                          40,000                 40,000
  Long-term note, variable rate, Series 1994A, due December 2024                       20,000                    -
   Current maturities and sinking fund requirements                                      (350)                (8,729)
                                                                             -----------------      -----------------
     Total long-term debt                                                    $        654,121       $        532,260
                                                                             =================      =================
TOTAL CAPITALIZATION                                                         $      1,431,781       $      1,289,307
                                                                             =================      =================
See notes to financial statements.


                                INDIANAPOLIS POWER & LIGHT COMPANY

                                 Statements of Retained Earnings
                        For the Years Ended December 31, 1994, 1993 and 1992
                                                           1994               1993                1992
                                                     ---------------    ----------------    ----------------
                                                                         (In Thousands)

RETAINED EARNINGS AT BEGINNING OF YEAR               $      379,249     $       356,513     $       340,323
NET INCOME                                                  103,823             102,766              93,058
                                                     ---------------    ----------------    ----------------
    Total                                                   483,072             459,279             433,381

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Statements of
        Capitalization)                                       3,182               3,182               3,182
    Common stock                                             80,028              76,848              73,686
                                                     ---------------    ----------------    ----------------
    Total                                                    83,210              80,030              76,868
                                                     ---------------    ----------------    ----------------
RETAINED EARNINGS AT END OF YEAR                     $      399,862     $       379,249     $       356,513
                                                     ===============    ================    ================


See notes to financial statements.

















                  INDIANAPOLIS POWER & LIGHT COMPANY

                     Notes to Financial Statements
         For the Years Ended December 31, 1994, 1993 and 1992
         ----------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     All the outstanding common stock of Indianapolis Power & Light Company (IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1994 and 1993, IPL had a receivable, which is due on demand, for advances made to IPALCO.

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

     Authorized Annual Operating Income--In an IURC order dated May 6, 1992, IPL's maximum authorized annual electric operating income, for purposes of quarterly earnings tests, was established at approximately $147 million through July 31, 1992, declining ratably to approximately $144 million at July 31, 1993. This level will be maintained until an order has been issued in IPL's pending general electric rate proceeding. Additionally, through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis.

     As provided in an order dated December 21, 1992, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

     Deferred Fuel Expense--Fuel costs recoverable in subsequent periods under the fuel adjustment charge provision are deferred.

     Allowance For Funds Used During Construction (AFUDC)--In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.5%, 8.0% and 9.5% during 1994, 1993 and 1992, respectively.

     Utility Plant and Depreciation--Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation was computed by the straight-line method based on the functional rates and averaged 3.5% during 1994 and 3.4% during 1993 and 1992. Depreciation expense for 1994 includes an adjustment to property held for future use of approximately $3.9 million.


     Statements of Cash Flows - Cash Equivalents--IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

     Unamortized Petersburg Unit 4 Carrying Charges--IPL has deferred certain post in-service date carrying charges of its investment in Petersburg Unit 4 (Unit 4). These carrying charges include both AFUDC on and depreciation of Unit 4 costs from the April 28, 1986, in-service date through the August 6, 1986, IURC rate order date in which IPL's investment in Unit 4 was included in rate base. Subsequent to August 6, 1986, IPL has capitalized interest on the AFUDC portion of these deferred carrying charges. In addition, IPL has capitalized $8.1 million of additional allowance for earnings on shareholders' investment for rate-making purposes but not for financial reporting purposes. As provided in the rate order, the deferred carrying charges are included in IPL's currently pending electric rate case.

     Unamortized Redemption Premiums and Expenses on Debt and Preferred Stock--In accordance with regulatory treatment, IPL defers nonsinking fund debt redemption premiums and expenses, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

     Income Taxes--Deferred taxes are provided for all significant temporary differences between book and taxable income. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates, and the accelerated tax amortization of pollution control facilities.

     Investment tax credits which reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

     Effective January 1, 1993, IPL adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS
109), on a prospective basis. This statement requires the current recognition of income tax expense for (a) the amount of income taxes payable or refundable for the current year, and (b) for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in IPL's financial statements or income tax returns. The effects of income taxes are measured based on enacted laws and rates. The adjustments required by SFAS 109 were recorded to deferred tax balance sheet accounts, with substantially all of the offsetting adjustments to regulatory assets and liabilities. The adoption of this standard did not have a material impact on IPL's cash flows or due to the effect of rate regulation on the results of operations.

     Employee Benefit Plans--Substantially all employees of IPL are covered by a noncontributory, defined benefit pension plan (the Plan) which is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

     IPL also sponsors the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan), a defined contribution plan covering substantially all employees of IPL. Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding 4% of the employee's annual base compensation.

     Reclassification--Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

 2.  UTILITY PLANT IN SERVICE

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                           1994         1993
- ----------------------------------------------------------------
                                            (In Thousands)
Production                              $1,434,041   $1,387,239
Transmission                               227,988      218,369
Distribution:
  Electric                                 600,288      551,217
  Steam                                     44,492       42,205
General                                    108,722      101,652
                                        ----------   ----------
     Total utility plant in service     $2,415,531   $2,300,682
                                        ==========   ==========

     Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

 3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by IPL, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.


     Cash, cash equivalents and notes payable--The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-term debt, including current maturities and sinking fund requirements--Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. At December 31, 1994 and 1993 the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                    1994        1993
          ---------------------------------------------
                                     (In Thousands)
          Carrying amount          $654,471   $540,989
          Approximate fair value   $612,274   $576,621

4.  OTHER REGULATORY ASSETS

     At December 31, 1994 and 1993, IPL has deferred certain costs and expenses which will be included as ordinary, necessary and reasonable expenses for ratemaking purposes in future rate proceedings as follows:

                                              1994       1993
- -----------------------------------------------------------------
                                               (In Thousands)
Postretirement benefit costs in excess of
   cash payments and amounts capitalized     $25,182    $12,893
SFAS 109                                      21,054     15,091
Demand Side Management Costs                   4,504      1,814
Other                                          2,921      3,156
                                             -------    -------
      Total                                  $53,661    $32,954
                                             =======    =======

 5.  CAPITAL STOCK:

     Common Stock:

     There were no changes in IPL common stock during 1994, 1993 and 1992.

     Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indenture securing IPL's First Mortgage Bonds. All of the retained earnings at December 31, 1994, were free of such restrictions.

     Cumulative Preferred Stock:

     Preferred stock shareholders are entitled to two votes per share, and if four full quarterly dividends are in default, they are entitled to elect the smallest number of Directors to constitute a majority.


 6.  LONG-TERM DEBT:

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

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds and other funds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes and for construction costs.

     On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

     On December 29, 1994, IPL issued a 30-year unsecured promissory note which was issued to the city of Petersburg, Indiana, in connection with the issuance of $20 million of Solid Waste Disposal Revenue Bonds, due 2024, by the city of Petersburg. This note and the related bonds provide for a floating interest rate that will bear interest at a tax-exempt weekly rate. The net proceeds from this issue will provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     IPL has a 30-year unsecured promissory note which was issued to the city of Petersburg, Indiana, in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, due 2021, by the city of Petersburg. This note and the related bonds provide for a floating interest rate that approximates tax-exempt Commercial Paper Rates. The average interest rate on this note was 2.98% for 1994 and 2.40% for 1993. The interest rate at the end of the year was 3.85% for 1994 and 2.39% for 1993. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     IPL has a $60 million long term revolving credit facility which provides liquidity, if necessary, for the two 30-year unsecured promissory notes. The revolving credit was unused at December 31, 1994.

     Maturities and sinking fund requirements on long-term debt for the five years subsequent to December 31, 1994, are as follows:

                                     Net Sinking Fund
                         Maturities    Requirements    Total
- --------------------------------------------------------------
                                    (In Thousands)
    1995                   $    --      $   350      $   350
    1996                    15,000          150       15,150
    1997                    11,250           --       11,250
    1998                        --           --           --
    1999                        --           --           --

     The Company has filed a Preliminary Official Statement with the relevant regulatory authorities involving the sale of $40 million Pollution Control Refunding Bonds by the city of Petersburg and the issuance by the Company of its First Mortgage Bond in the like amount. It is anticipated that this transaction will close in early February, 1995. The proceeds will be used to refund the 10 5/8% Series, due December, 2014.

7.  LINES OF CREDIT:

     IPL has lines of credit with banks of $100 million at December 31, 1994, to provide loans for interim financing. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1995, to November 30, 1995, and require the payment of commitment fees. At December 31, 1994, $95 million of these credit lines were unused. Lines of credit supporting commercial paper were $21.4 million at December 31, 1994. The weighted average interest rates on notes payable and commercial paper outstanding were 6.17% and 3.36% at December 31, 1994 and 1993, respectively.






 8.  INCOME TAXES:

     Federal and state income taxes charged to income are as follows:

                                                  1994     1993     1992
- ---------------------------------------------------------------------------
                                                      (In Thousands)
Operating Expenses:
  Current income taxes:
    Federal                                      $45,919  $52,321  $48,504
    State                                          6,919    7,761    7,500
                                                 -------  -------  -------
      Total current taxes                         52,838   60,082   56,004
                                                 -------  -------  -------

  Deferred income taxes, net--federal and state:
    Excess of tax depreciation over book
      depreciation                                 6,615    7,109    5,254
    Early retirement of bonds                        271      592    1,965
    Allowance for borrowed funds used during
      construction (net of capitalized interest
      for tax purposes)                           (1,187)  (1,214)  (1,050)
    Amortization of deferred return - rate
      phase-in plan (debt portion)                     -        -     (676)
    Unbilled revenues                                609   (1,768)     436
    Accrued pension expense                       (1,651)  (1,865)  (1,965)
    Miscellaneous                                  1,316      204     (890)
                                                 -------  -------  -------
      Total deferred taxes                         5,973    3,058    3,074
                                                 -------  -------  -------

  Net amortization of investment credit           (3,268)  (3,268)  (3,459)
                                                 -------  -------  -------
  Total charge to operating expenses              55,543   59,872   55,619
Net credit to other income and deductions           (823)    (599)  (1,143)
                                                 -------  -------  -------
Total federal and state income tax provisions    $54,720  $59,273  $54,476
                                                 =======  =======  =======

     The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                           1994    1993    1992
- -----------------------------------------------------------------
Federal statutory tax rate                 35.0%   35.0%   34.0%
Effect of state income taxes               (1.8)   (1.8)   (1.9)
Amortization of investment tax credits     (2.1)   (2.0)   (2.3)
Other - net                                (1.6)    0.1     1.5
                                           ----    ----    ----
  Effective tax rate                       29.5%   31.3%   31.3%
                                           ====    ====    ====

     The significant items comprising IPL's net deferred tax liability recognized in the balance sheets as of December 31, 1994 and 1993 are as follows:

                                                1994      1993
- -------------------------------------------------------------------
                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                $349,461   $335,824
  Early retirement of bonds                      7,697      7,377
  Other                                          4,414      1,626
                                              --------   --------
      Total deferred tax liabilities           361,572    344,827
                                              --------   --------
Deferred tax assets:
  Unbilled revenue                               9,538     10,148
  Pension                                       10,865      9,033
  Investment tax credit                         32,846     34,842
  Other                                         26,261     20,622
                                              --------   --------
      Total deferred tax assets                 79,510     74,645
                                              --------   --------
Net deferred tax liability                    $282,062   $270,182
                                              ========   ========

 9.  RATE MATTERS

     Electric Rate Case

     In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case-in-chief on October 11, 1994. The IURC has scheduled hearings on IPL's request to begin on February 7, 1995.

     Environmental Compliance Plan

     On August 18, 1993, IPL obtained an Order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Federal Clean Air Act Amendments of 1990 (the Act). The order provides for the deferral of net gains and losses resulting from any sale of emission allowances.
The order further provides for the amortization of such deferrals, as an expense reduction or as an expense, to be included in the ordinary, necessary and reasonable expenses for ratemaking purposes, on a basis to be determined in a future general electric rate proceeding.







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

     Demand Side Management Program

     On September 8, 1993, IPL obtained an Order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to the Company's Demand Side Management Program (DSM). The order provides for the deferral and subsequent recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in the future for ratemaking purposes.

10.  EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS:

     IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.3 million, $3.1 million and $3.1 million in 1994, 1993 and 1992, respectively.

     Net pension cost for the Plan including amounts charged to construction is comprised of the following components:

                                                   1994      1993      1992
- -----------------------------------------------------------------------------
                                                        (In Thousands)
Service cost--benefits earned during the period   $ 7,832   $ 6,355   $5,563
Interest cost on projected benefit obligation      15,358    14,192   13,739
Actual return on plan assets                       10,366   (40,045) (18,865)
Net amortization and deferral                     (27,297)   25,689    5,366
                                                  -------   -------  -------
Net periodic pension cost                           6,259     6,191    5,803
Less amount allocated to related parties               79        87       71
                                                  -------   -------  -------
IPL net periodic pension cost                     $ 6,180   $ 6,104  $ 5,732
                                                  =======   =======  =======

     A summary of the Plans' funding status, and the amount recognized in the balance sheets at December 31, 1994 and 1993, follows:

                                                      1994        1993
- ---------------------------------------------------------------------------
                                                       (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                         $(123,306)  $(128,449)
  Nonvested benefit obligation                        (26,394)    (28,532)
                                                    ---------   ---------
  Accumulated benefit obligation                    $(149,700)  $(156,981)
                                                    =========   =========

Projected benefit obligation                        $(201,345)  $(224,037)
Plan assets at fair value                             199,522     218,312
                                                    ---------   ---------
Funded status--plan assets less than projected
  benefit obligation                                   (1,823)     (5,725)
Unrecognized net gain from past experience different
  from that assumed                                   (31,058)    (22,922)
Unrecognized past service costs                        21,188      22,932
Unrecognized net asset at January 1, 1987 being
  amortized over an original life of 18.9 years       (15,410)    (16,825)
                                                    ---------   ---------
Net accrued pension costs included in current
  liabilities at December 31                        $ (27,103)  $ (22,540)
                                                    =========   =========

     Approximately 19.5% of the Plans' assets were in equity securities, with the remainder in fixed income securities.

     IPL also provides certain postretirement health care and life insurance benefits for employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. On January 1, 1993, IPL adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. The January 1, 1993, transition obligation of $122.4 million is being amortized over a 20 year period. Prior to 1993, the cost of such benefits was recognized when incurred and amounted to $3.5 million in 1992.














     Net postretirement benefit cost, including amounts charged to construction for 1994 and 1993 is comprised of the following components:

                                                                1994      1993
- --------------------------------------------------------------------------------
                                                                (In Thousands)
Service cost -- benefits earned during the period              $ 5,051   $4,760
Interest cost on accumulated postretirement benefit obligation  11,052   10,792
Actual return on plan assets                                      (435)    (297)
Net amortization and deferral                                    5,740    5,732
                                                               -------  -------
Net periodic postretirement benefit cost                       $21,408  $20,987
                                                               =======  =======

     A summary of the retiree health care and life insurance plan's funding status, and the amount recognized in the balance sheets at December 31, 1994 and 1993 follows:

                                                                              1994         1993
- ---------------------------------------------------------------------------------------------------
                                                                                (In Thousands)
Actuarial present value of accumulated postretirement benefit obligation:
    Retirees                                                               $ (55,462)   $ (60,110)
    Fully eligible active plan participants                                  (19,531)     (21,344)
    Other active plan participants                                           (58,573)     (73,872)
                                                                           ---------    ---------
     Total                                                                  (133,566)    (155,326)
Plan assets at fair value                                                     10,570       10,135
                                                                           ---------    ---------
Funded status--accumulated postretirement benefit obligation in excess
    of plan assets                                                          (122,996)    (145,191)
Unrecognized net gain from past experience different from that assumed       (21,606)      11,322
Unrecognized net obligation at January 1, 1993 being amortized over
    an original life of 20 years                                             110,085      116,201
                                                                           ---------    ---------
Net accrued postretirement benefit cost included in deferred liabilities at
    December 31                                                            $ (34,517)   $ (17,668)
                                                                           =========    =========

     IPL is expensing its nonconstruction related SFAS 106 costs associated with its steam business. The SFAS 106 costs, net of amounts paid and capitalized for construction, associated with IPL's electric business are being deferred as a regulatory asset on the balance sheets, as authorized by an order of the IURC on December 30, 1992, which provided for deferral of SFAS 106 costs in excess of such costs determined on a cash basis. A request for inclusion of these costs as ordinary, necessary and reasonable expenses for ratemaking purposes has been made in IPL's pending general electric rate petition.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 11.7% for 1995, gradually declining to 5.0% in 2003. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $20.4 million and the combined service cost and interest cost for 1994 by approximately $2.9 million.

     Plan assets consist of the cash surrender value of life insurance policies on certain retired employees.

     Assumptions used in determining the information above were:

                                                            1994  1993  1992
- ------------------------------------------------------------------------------
Discount rate - pension plans                                8.0%  7.0%  7.5%
Discount rate - postretirement benefits                      8.0%  7.0%    -
Rate of increase in future compensation levels               6.1%  6.1%  6.1%
Expected long-term rate of return on assets - pension plans  8.0%  8.0%  8.0%

     On August 30, 1994, IPALCO's Board of Directors adopted a
Voluntary Employee Beneficiary Association (VEBA) Trust Agreement for the funding of postretirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on IPL's financial statements. The VEBA Trust Agreement provides for full funding of IPL's accumulated postretirement benefit obligation in the event of certain change of control transactions.

11.  COMMITMENTS AND CONTINGENCIES:

     In 1995, IPL anticipates the cost of its construction program to be approximately $214 million.

     IPL will comply with the provisions of the Act through the installation of SO2 scrubbers and NOx facilities. The cost of complying with the Act from 1995 through 1997, including AFUDC, is estimated to be approximately $142 million, of which $125 million is anticipated in 1995. During 1994, 1993, and 1992, expenditures for compliance with the Act were $59.4 million, $13.7 million, and $20.0 million, respectively.

     IPL has a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP) for 100 megawatts (MW) of capacity effective April 1992, with the purchase of an additional 100 MW (for a total of 200 MW) beginning in April 1993. The agreement provides for monthly capacity payments by IPL of $.6 million from April 1992 through March 1993, increasing to a monthly amount of $1.2 million which began in April 1993 and continue through March 31, 1997. The agreement further provides that IPL can elect to extend purchases through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. IPL can terminate the agreement, should the ability to include future demand charges in ordinary, necessary and reasonable expenses for ratemaking purposes be disallowed. Capacity payments during 1994, 1993 and 1992 under this agreement totaled $14.4 million, $12.6 million and $5.4 million, respectively.

     IPL is involved in litigation and environmental claims arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the financial position and results of operations. With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities, and continues to believe that IPL is in compliance with its various permits, but if IPL's position is found to be erroneous, they could be subject to fines.

12.  QUARTERLY RESULTS (UNAUDITED):

     Operating results for the years ended December 31, 1994 and 1993 by quarter, are as follows (in thousands):

                                           1994
- -----------------------------------------------------------------------
                         March 31    June 30  September 30  December 31
                         --------    -------  ------------  -----------
Operating revenues       $181,178   $161,137    $183,666     $160,095
Operating income           41,520     29,440      42,832       29,518
Net income                 31,563     19,202      32,640       20,418

                                           1993
- -----------------------------------------------------------------------
                         March 31    June 30  September 30  December 31
                         --------    -------  ------------  -----------
Operating revenues       $169,042   $153,127    $183,264     $158,870
Operating income           40,068     27,354      44,520       30,426
Net income                 30,038     17,551      34,331       20,846


     The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Colder weather was experienced in the first quarter of 1994 and warmer weather was experienced in the second quarter of 1994, while weather conditions in 1993 reflected near normal conditions. In addition, during the third quarter of 1994, IPL expensed approximately $3.1 million of property held for future use.

















Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
























































                                 PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Information relating to the directors of the registrant, set forth in the Information Statement of Indianapolis Power & Light Company dated March 6, 1995 (the registrant's Information Statement), under "Directors and Nominees" at pages 2-6 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-8 - I-9 of this Form 10-K under "Executive Officers of the Registrant at February 28, 1995."

Item 11.  EXECUTIVE COMPENSATION

              Information relating to executive compensation, set forth in the registrant's Information Statement under "Compensation of Executive Officers" at pages 6-9, "Compensation of Directors" at page 10, "Compensation Committee Interlocks and Insider Participation" at page 12, "Pensions Plans" at page 14, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at page 15, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Information Statement under "Voting Securities and Beneficial Owners" at page 2 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information relating to certain relationships and related transactions, set forth in the registrant's Information Statement under "Directors and Nominees - Certain Business Relationships" at page 6, is incorporated herein by reference.


















                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The Financial Statements and Supplemental Schedule under this
              Item 14 (a) 1 and 2 filed in this Form 10-K are those of Indianapolis Power & Light Company.

              1.  Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Cash Flows for the Years
                       Ended December 31, 1994, 1993 and 1992

                     Statements of Income for the Years Ended
                       December 31, 1994, 1993 and 1992

                     Balance Sheets, December 31, 1994 and 1993

                     Statements of Capitalization
                       December 31, 1994 and 1993

                     Statements of Retained Earnings for the Years
                       Ended December 31, 1994, 1993 and 1992

                     Notes to Financial Statements

          (a) 2.  Financial Statement Schedules

                  Included in Part IV of this report:

                     For each of the years ended December 31, 1994, 1993
                     and 1992

                       Schedule VIII - Valuation and Qualifying Accounts

          (a) 3.  Exhibits

                     The Exhibit Index beginning on page IV-6 of this
                  Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K

              Indianapolis Power & Light Company filed a report on Form 8-K, dated January 25, 1994, reporting Item 5, "Other Events", and Item 7, "Exhibits", with respect to the issuance of $180 million First Mortgage Bonds and filed a report on Form 8-K, dated September 27, 1994, reporting Item 5, "Other Event" and
              Item 7, "Exhibits", with respect to the announced delay of IPL's proposed Patriot electric generating unit. IPL also filed a report of Form 8-K dated January 31, 1995, reporting
              Item 5, "Other Events" and Item 7, "Exhibits", with respect to IPL's earnings and the earnings of its parent, IPALCO Enterprises, Inc. for the year ended December 31, 1994.


                          INDIANAPOLIS POWER & LIGHT COMPANY                                               SCHEDULE VIII

                          Valuation and Qualifying Accounts
                 For the Years Ended December 31, 1994, 1993 and 1992
                                   (In Thousands)

- --------------------------------------------------------------------------------------------------------------------------
                            COLUMN A                    COLUMN B             COLUMN C            COLUMN D     COLUMN E
                                                                             ADDITIONS          DEDUCTIONS
                                                                     ----------------------    FOR PURPOSES
                                                                     CHARGED TO     CHARGED     FOR WHICH
                                                       BALANCE AT     COSTS AND    TO OTHER     RESERVES     BALANCE AT
                           DESCRIPTION                  JANUARY 1     EXPENSES     ACCOUNTS    WERE CREATED  DECEMBER 31
- --------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
           Reserve for depreciation of utility property    $ 876,054  $ 87,028     $      0     $  46,139     $ 916,943
           Reserve for depreciation of nonutility property $      27  $     10     $      0     $       0     $      37
           Reserve for receivables                         $     626  $  1,824     $      0     $   1,707     $     743



YEAR ENDED DECEMBER 31, 1993:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
           Reserve for depreciation of utility property    $ 818,319  $ 78,372     $      0     $  20,637     $ 876,054
           Reserve for depreciation of nonutility property $      19  $      8     $      0     $       0     $      27
           Reserve for receivables                         $     647  $  1,845     $      0     $   1,866     $     626



YEAR ENDED DECEMBER 31, 1992:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
           Reserve for depreciation of utility property    $ 756,093  $ 74,829     $      0     $  12,603     $ 818,319
           Reserve for depreciation of nonutility property $      19  $      0     $      0     $       0     $      19
           Reserve for receivables                         $     699  $  1,926     $      0     $   1,978     $     647














                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIANAPOLIS POWER & LIGHT COMPANY



                                    By  /s/      John R. Hodowal
                                       --------------------------------------
                                          (John R. Hodowal, Chairman of the
                                           Board and Chief Executive Officer)

Date February 28, 1995
     -----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                   Title                  Date
           ---------                   -----                  ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal     Chairman of the Board and  February 28, 1995
      ----------------------   Chief Executive Officer
       (John R. Hodowal)


 (ii) Principal Financial Officer:


       /s/ John R. Brehm      Senior Vice President -    February 28, 1995
       ---------------------  Finance and Information
        (John R. Brehm)          Services


(iii) Principal Accounting Officer:


       /s/ Stephen J. Plunkett    Controller             February 28, 1995
       -----------------------
        (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of Indianapolis Power & Light
      Company:


       /s/ Joseph D. Barnette, Jr.  Director             February 28, 1995
       ---------------------------
        (Joseph D. Barnette, Jr.)



                        SIGNATURES (Continued)


       /s/ Robert A. Borns          Director             February 28, 1995
       ---------------------------
        (Robert A. Borns)


       /s/ Mitchell E. Daniels, Jr. Director             February 28, 1995
       ----------------------------
        (Mitchell E. Daniels, Jr.)


       /s/ Rexford C. Early         Director             February 28, 1995
       ---------------------------
        (Rexford C. Early)


       /s/ Otto N. Frenzel III      Director             February 28, 1995
       ---------------------------
        (Otto N. Frenzel III)


       /s/ Max L. Gibson            Director             February 28, 1995
       ---------------------------
        (Max L. Gibson)


       /s/ Edwin J. Goss            Director             February 28, 1995
       ---------------------------
        (Edwin J. Goss)


       /s/ Dr. Earl B. Herr, Jr.    Director             February 28, 1995
       ---------------------------
        (Dr. Earl B. Herr, Jr.)


       /s/ John R. Hodowal          Director             February 28, 1995
       ---------------------------
        (John R. Hodowal)


       /s/ Ramon L. Humke           Director             February 28, 1995
       ---------------------------
        (Ramon L. Humke)


       /s/ Sam H. Jones             Director             February 28, 1995
       ---------------------------
        (Sam H. Jones)


       /s/ Andre B. Lacy            Director             February 28, 1995
       ---------------------------
        (Andre B. Lacy)




                        SIGNATURES (Continued)


       /s/ L. Ben Lytle             Director             February 28, 1995
       ---------------------------
        (L. Ben Lytle)


       /s/ Thomas M. Miller         Director             February 28, 1995
       ---------------------------
        (Thomas M. Miller)


       /s/ Sallie W. Rowland        Director             February 28, 1995
       ---------------------------
        (Sallie W. Rowland)


       /s/ Thomas H. Sams           Director             February 28, 1995
       ---------------------------
        (Thomas H. Sams)







































                             EXHIBIT INDEX

         Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

      Exhibit
         No.                        Description
      ------- --------------------------------------------------------------

      3.1*    Articles of Incorporation of Indianapolis Power & Light
               Company, as amended. (Form 10-Q for quarter ended March 31, 1991.)

      3.2*    Bylaws of Indianapolis Power & Light Company dated January
               25, 1994.  (Form 10-Q for the quarter ended March 31, 1994.)

      4.1*    Mortgage and Deed of Trust, dated as of May 1, 1940,
               between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 33 Supplemental Indentures.

                   Exhibits D in File No. 2-4396; B-1 in File No. 2-6210;
               7-C File No. 2-7944; 7-D in File No. 2-72944; 7-E in File
               No. 2-8106; 7-F in File No. 2-8749; 7-G in File No. 2-8749;
               4-Q in File No. 2-10052; 2-I in File No. 2-12488; 2-J in
               File No. 2-13903; 2-K in File No. 2-22553; 2-L in File No. 2-
               24581; 2-M in File No. 2-26156; 4-D in File No. 2-26884; 2-D
               in File No. 2-38332; Exhibit A to Form 8-K for October 1970;
               Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File No. 2-53541; 2E in File No. 2-55154; 2E in File no. 2-60819; 2F in File No. 2-60819;
               2-G in File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for the year ended December 31, 1985.)

      4.2*    Thirty-First Supplemental Indenture dated as of October 1,
               1986.  (Form 10-K for the year ended December 31, 1986.)

      4.3*    Thirty-Second Supplemental Indenture dated as of June 1,
               1989.  (Form 10-K for year ended 12-31-89.)

      4.4*    Thirty-Third Supplemental Indenture dated as of August 1,
               1989.  (Form 10-K for year ended 12-31-89.)

      4.5*    Thirty-Fourth Supplemental Indenture dated as of October 15,
               1991.  (Form 10-K for year ended 12-31-91.)

      4.6*    Thirty-Fifth Supplemental Indenture dated as of August 1,
               1992.  (Form 10-K for year ended 12-31-92.)

      4.7*    Thirty-Sixth Supplemental Indenture dated as of April 1,
               1993.  (Form 10-Q for quarter ended 9-30-93.)

      4.8*    Thirty-Seventh Supplemental Indenture dated as of October 1,
               1993.  (Form 10-Q for quarter ended 9-30-93.)

      Exhibit
        No.                         Description
      ------- --------------------------------------------------------------

      4.9*    Thirty-Eighth Supplemental Indenture dated as of October 1,
               1993.  (Form 10-Q for quarter ended 9-30-93.)

      4.10*   Thirty-Ninth Supplemental Indenture dated as of February 1,
               1994.  (Form 8-K, dated 1-25-94.)

      4.11*   Fortieth Supplemental Indenture dated as of February 1,
               1994.  (Form 8-K, dated 1-25-94.)

      4.12    Forty-First Supplemental Indenture dated as of January 15,
               1995.

      10.1*   Coal Supply Agreement between Indianapolis Power & Light
               Company and Peabody Coal Company effective as of January 1, 1992 and dated April 7, 1993. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Form 10-Q for quarter ended 3-31-93.)

      10.2*   Amendment to Coal Supply Agreement dated July 5, 1985,
               between Indianapolis Power & Light Company and Black Beauty Coal Company, Inc. (Form 10-K for year ended 12-31-86.)

      10.3*   Amendment to Coal Supply Agreement dated February 27, 1987, between Indianapolis Power & Light Company and Black Beauty Coal Company, Inc. (Form 10-K for year ended 12-31-87.)

      10.4*   Transportation Contract dated September 28, 1987, between
               Indianapolis Power & Light Company and Consolidated Rail Corporation. (Form 10-K for year ended 12-31-87.)

      10.5*   Amendment No. 1 to Transportation Contract between
               Indianapolis Power & Light Company and Consolidated Rail Corporation dated November 1, 1988. (Form 10-Q for quarterly period ended June 30, 1989.)

      10.6*   Amendments No. 2 and 3 to Transportation Contract between
               Indianapolis Power & Light Company and Consolidated Rail Corporation dated August 1, 1989 and August 2, 1989, respectively. (Form 10-Q for quarterly period ended September 30, 1989.)

      10.7*   Amendment No. 4 to Transportation Contract between
               Indianapolis Power & Light Company and Consolidated Rail Corporation dated July 30, 1990. (Form 10-Q for quarterly period ended September 30, 1990.)

      10.8 Coal Supply Agreement dated September 27, 1994, between Indianapolis Power & Light Company and Black Diamond Coal Company, Inc. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2.



      Exhibit
        No.                        Description
      ------- --------------------------------------------------------------

      10.9 Coal Supply Agreement between Indianapolis Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company dated December 7, 1994. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2.

      10.10*  Interconnection Agreement, dated December 30, 1960, between
               IPL and Indiana & Michigan Electric Company as modified. (Exhibits 4-A in File No. 2-24581; 5-F in File No. 2-28756; 5-R in File No. 2-43038; 5-S in File No. 2-47162 and 5-L in File No. 2-53541.)

      10.11*  Modification 14 to Interconnection Agreement between
               Indianapolis Power & Light Company and Indiana & Michigan Electric Company. (Form 10-K for year ended 12-31-82.)

      10.12*  Modification 15 to Interconnection Agreement dated September
               1, 1985, between Indianapolis Power & Light Company and Indiana & Michigan Electric Company. (Form 10-K for year ended 12-31-88.)

      10.13*  Modification 16 to Interconnection Agreement dated September
               1, 1991, between Indianapolis Power & Light Company and Indiana Michigan Power Company (formerly Indiana & Michigan Electric Company). (Form 10-K for year ended 12-31-91.)

      10.14*  Interconnection Agreement, dated May 1, 1962, between
               Indianapolis Power & Light Company and Public Service of Indiana, Inc. as supplemented. (Exhibits 4-B in File No. 2-24581; 5-L in File No. 2-38332; 5-N in File No. 2-41916; 5-P
               in File No. 2-41916; 5-B in File No. 2-60819 and Forms 10-K for years ended 12-31-82 and 12-31-87.)

      10.15*  Ninth Supplemental Agreement dated May 1, 1992, to
               Interconnection Agreement between Indianapolis Power & Light Company and PSI Energy, Inc. (Form 10-K for year ended 12-31-92.)

      10.16*  Facilities Agreement effective in 1968 among Indianapolis
               Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

      10.17*  Facilities Agreement dated August 16, 1977, between
               Indianapolis Power & Light Company and Public Service Company of Indiana, Inc. (Form 10-K for year ended 12-31-81.)

      10.18* Amendment No. 1 dated June 1, 1981, to Facilities Agreement between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc. (Form 10-K for year ended 12-31-81.)




      Exhibit
        No.                          Description
      ------- --------------------------------------------------------------

      10.19*  Amendment No. 2 dated October 1, 1984, to Facilities
               Agreement between Indianapolis Power & Light Company and Public Service of Indiana, Inc. (Form 10-K for year ended 12-31-86.)

      10.20*  East Central Area Reliability Agreement dated August 1,
               1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibits 5-I in File No. 2-38332 and 5-J in File No. 2-38332.)

      10.21*  Interconnection Agreement dated December 2, 1969, between
               Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified. (Exhibits 5-K in File No. 2-38332 and 5-Q in File No. 2-43038.)

      10.22*  Modification 2, Modification 3 and Modification 4 to
               Interconnection Agreement between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company.
               (Form 10-K for year ended 12-31-80.)


      10.23*  Modification 5 and Modification 6 to Interconnection
               Agreement between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-81.)

      10.24*  Modification 7 to Interconnection Agreement between
               Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-82.)

      10.25*  Modification 8 to Interconnection Agreement between
               Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company. (Form 10-K for year ended 12-31-89.)

      10.26*  Interconnection Agreement dated December 1, 1981, between
               Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-81.)

      10.27*  Modification 1 to Interconnection Agreement between
               Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-82.)

      10.28*  Modification 2 to Interconnection Agreement between
               Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-83.)

      10.29*  Modification 3 to Interconnection Agreement between
               Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc. (Form 10-K for year ended 12-31-89.)



      Exhibit
        No.                         Description
      ------- --------------------------------------------------------------

      10.30*  Interconnection Agreement, dated October 7, 1987, between
               Indianapolis Power & Light Company and Wabash Valley Power Association. (Form 10-K for year ended 12-31-87.)

      10.31 Employment Agreement between Indianapolis Power & Light Company and Ramon L. Humke dated February 1, 1990. **

      10.32 Employment Agreement by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated July 29, 1986. **

      10.33 Directors' and Officers' Liability Insurance Policy No. DO392B1A94 effective June 1, 1994 to June 1, 1995. **

      10.34 Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Directors dated February 22, 1983, as amended. **

      10.35 Resolution adopting the Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Officers effective January 1, 1994. (Form 10-K for year ended 12-31-93.) **

      10.36*  Eighth Amendment to and Complete Restatement of the
               Indianapolis Power & Light Company Unfunded Supplemental Retirement Plan for a Select Group of Management Employees effective November 1, 1988. (Form 10-K for year ended 12-31-88.) **

      10.37*  Indianapolis Power & Light Company Supplemental Retirement
               Plan and Trust Agreement For a Select Group of Management Employees (As Amended and Restated Effective May 1, 1993). (Form 10-K for year ended 12-31-93.) **

      10.38*  First Amendment to the Indianapolis Power & Light Company
               Supplemental Retirement Plan and Trust Agreement For A Select Group of Management Employees (As Last Amended and Restated Effective May 1, 1993). (Form 10-K for year ended 12-31-93.) **

      10.39   1994 Management Incentive Program.  **

      10.40 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements **

      21.1    Subsidiaries of the Registrant

      23.1    Independent Auditors' Consent

      27.1    Financial Data Schedule

      99.1*   Agreement, dated as of October 27, 1993, by and among IPALCO
               Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke. (Form 10-Q for quarterly period ended 9-30-93.)

      Exhibit
        No.                         Description
      ------- --------------------------------------------------------------

      99.2 Amendment to Agreement dated October 27, 1994, by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke.