Form 10-Q
period 1995-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1995-05-15
CIK 50217

SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


                                 FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


     For the quarterly period ended
             March 31, 1995                Commission File Number  1-3132-2



                     INDIANAPOLIS POWER & LIGHT COMPANY
           (Exact name of Registrant as specified in its charter)

              Indiana                                 35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

               25 Monument Circle
               Indianapolis, Indiana                  46204
     (Address of principal executive offices)       (Zip Code)


     Registrants's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
     past 90 days.   Yes     X     No
                         ---------    ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding At March 31, 1995
                  -----                     -----------------------------
         Common (Without Par Value)               17,206,630 Shares














                 INDIANAPOLIS POWER & LIGHT COMPANY
                 ----------------------------------

                               INDEX
                               -----


                                                           Page No.
                                                           --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income -
        Three Months Ended March 31, 1995 and 1994            2

     Balance Sheets - March 31, 1995 and
        December 31, 1994                                     3

     Statements of Cash Flows -
        Three Months Ended March 31, 1995 and 1994            4

     Notes to Financial Statements                            5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations       6-7

PART II.  OTHER INFORMATION                                8-11
- ---------------------------



























                                    -1-




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                  (Unaudited)
                                                                       Three Months Ended
                                                                            March 31
                                                                     1995               1994
                                                                --------------     --------------
OPERATING REVENUES:
  Electric                                                      $     164,347      $     168,902
  Steam                                                                11,171             12,276
                                                                --------------     --------------
    Total operating revenues                                          175,518            181,178
                                                                --------------     --------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                               43,667             44,588
    Other                                                              27,415             26,630
  Power purchased                                                       3,879              5,168
  Purchased steam                                                       1,984              2,200
  Maintenance                                                          14,691             15,015
  Depreciation and amortization                                        21,381             20,221
  Taxes other than income taxes                                         8,635              7,987
  Income taxes - net                                                   15,588             17,849
                                                                --------------     --------------
    Total operating expenses                                          137,240            139,658
                                                                --------------     --------------
OPERATING INCOME                                                       38,278             41,520
                                                                --------------     --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                   1,051                863
  Other - net                                                            (379)              (153)
  Income taxes - net                                                      185                319
                                                                --------------     --------------
    Total other income - net                                              857              1,029
                                                                --------------     --------------
INCOME BEFORE INTEREST CHARGES                                         39,135             42,549
                                                                --------------     --------------
INTEREST CHARGES:
  Interest                                                             12,823             12,136
  Allowance for borrowed funds used during construction                (1,300)            (1,150)
                                                                --------------     --------------
    Total interest charges                                             11,523             10,986
                                                                --------------     --------------
NET INCOME                                                             27,612             31,563

PREFERRED DIVIDEND REQUIREMENTS                                           795                795
                                                                --------------     --------------
INCOME APPLICABLE TO COMMON STOCK                               $      26,817      $      30,768
                                                                ==============     ==============

See notes to financial statements.
                                    -2-

                     INDIANAPOLIS POWER & LIGHT COMPANY
                              Balance Sheets
                              (In Thousands)
                               (Unaudited)
                                                                     March 31            December 31
                                                                       1995                  1994
                                                                 -----------------     -----------------
                                ASSETS
                                ------
UTILITY PLANT:
  Utility plant in service                                       $      2,456,732      $      2,415,531
  Less accumulated depreciation                                           935,177               916,943
                                                                 -----------------     -----------------
      Utility plant in service - net                                    1,521,555             1,498,588
  Construction work in progress                                           193,799               191,010
  Property held for future use                                             22,174                22,174
                                                                 -----------------     -----------------
      Utility plant - net                                               1,737,528             1,711,772
                                                                 -----------------     -----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                    4,123                 2,898
                                                                 -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                 6,179                 7,835
  Accounts receivable (less allowance for doubtful
    accounts 1995, $1,005 and 1994, $743)                                  46,536                47,978
  Fuel - at average cost                                                   39,058                37,161
  Materials and supplies - at average cost                                 56,627                55,642
  Prepayments and other current assets                                      1,814                 8,176
                                                                 -----------------     -----------------
      Total current assets                                                150,214               156,792
                                                                 -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                           32,689                32,521
  Unamortized redemption premiums and expenses on debt                     28,159                27,577
  Other regulatory assets                                                  60,951                53,661
  Miscellaneous                                                             8,147                 6,876
                                                                 -----------------     -----------------
      Total deferred debits                                               129,946               120,635
                                                                 -----------------     -----------------
              TOTAL                                              $      2,021,811      $      1,992,097
                                                                 =================     =================















                     CAPITALIZATION AND LIABILITIES
                     ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                 $        324,537      $        324,537
    Premium on 4% cumulative preferred stock                                1,363                 1,363
    Retained earnings                                                     406,260               399,862
                                                                 -----------------     -----------------
      Total common shareholder's equity                                   732,160               725,762
  Cumulative preferred stock                                               51,898                51,898
  Long-term debt (less current maturities                        -----------------     -----------------
    and sinking fund requirements)                                        654,128               654,121
                                                                 -----------------     -----------------
      Total capitalization                                              1,438,186             1,431,781
                                                                 -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                               30,701                26,400
  Current maturities and sinking fund requirements                            350                   350
  Accounts payable and accrued expenses                                    93,372                95,957
  Dividends payable                                                        21,230                20,834
  Payrolls accrued                                                          4,160                 4,475
  Taxes accrued                                                            36,882                16,787
  Interest accrued                                                         11,307                14,859
  Other current liabilities                                                10,930                 8,823
                                                                 -----------------     -----------------
      Total current liabilities                                           208,932               188,485
                                                                 -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 288,586               282,062
  Unamortized investment tax credit                                        52,945                53,762
  Accrued postretirement benefits                                          31,516                34,517
  Miscellaneous                                                             1,646                 1,490
                                                                 -----------------     -----------------
      Total deferred credits and other long-term liabilities              374,693               371,831
                                                                 -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                              $      2,021,811      $      1,992,097
                                                                 =================     =================

See notes to financial statements.



                                       -3-













             INDIANAPOLIS POWER & LIGHT COMPANY
                  Statements of Cash Flows
                       (In Thousands)
                        (Unaudited)
                                                                   Three Months Ended
                                                                        March 31
                                                                 1995              1994
                                                             --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                 $      27,612     $      31,563
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   21,659            20,502
    Deferred income taxes and investment tax
      credit adjustments, net                                        2,342              (681)
    Allowance for funds used during construction                    (2,352)           (2,013)
  Decrease (increase) in certain assets:
    Accounts receivable                                              1,442              (789)
    Fuel, materials and supplies                                    (2,882)            2,609
    Other current assets                                             6,362              (401)
  Increase (decrease) in certain liabilities:
    Accounts payable                                                (2,585)           (4,420)
    Taxes accrued                                                   20,095            20,813
    Other current liabilities                                       (1,207)              458
                                                             --------------    --------------
Net cash provided by operating activities                           70,486            67,641
                                                             --------------    --------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                        (44,387)          (27,448)
  Other                                                             (9,980)              273
                                                             --------------    --------------
Net cash used in investing activities                              (54,367)          (27,175)
                                                             --------------    --------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                        40,000           180,000
  Retirement of long-term debt - including premiums paid           (40,800)          (79,513)
  Short-term debt - net                                              4,301           (90,000)
  Dividends paid                                                   (21,215)          (20,018)
  Other                                                                (61)           (2,094)
                                                             --------------    --------------
Net cash used in financing activities                              (17,775)          (11,625)
                                                             --------------    --------------
Net increase (decrease) in cash and cash equivalents                (1,656)           28,841
Cash and cash equivalents at beginning of period                     7,835             8,349
                                                             --------------    --------------
Cash and cash equivalents at end of period                   $       6,179     $      37,190
                                                             ==============    ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $      15,271     $      10,234
                                                             ==============    ==============
    Income taxes                                             $      (4,558)    $       1,390
                                                             ==============    ==============
See notes to financial statements.
                                       -4-

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------


1.  Indianapolis Power & Light Company is a subsidiary of IPALCO
    Enterprises, Inc.

2. In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1994 Annual Report on Form 10-K.

3.  LONG-TERM DEBT

    On February 9, 1995, IPL issued First Mortgage Bonds, 6 5/8% Series, due 2024, in the principal amount of $40 million. The net proceeds were used to redeem on March 15, 1995, IPL's $40 million First Mortgage Bonds, 10 5/8% Series, due 2014, at a redemption price of 102%.
    Accrued interest was also paid at the time of redemption.

4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission (IURC), a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case-in-chief on October 11, 1994. Hearings scheduled by the IURC on IPL's request were held from February 7 through February 22, 1995. A procedural schedule has been established with the last hearings scheduled to occur in August of 1995.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)













                                   -5-




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on February 28, 1995, declared a quarterly dividend on common stock of $20,419,652. The dividend was paid by IPL to IPALCO Enterprises, Inc. in April, 1995.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for construction expenditures and the repayment of short-term and long-term debt during the first three months of 1995.

      On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

Future Rate Relief
- ------------------

     IPL has asked the Indiana Utility Regulatory Commission (IURC) to approve increases in its electric rates. IPL is requesting approval of an overall rate increase of about 13.9 percent to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. Hearings scheduled by the IURC on IPL's request were held from February 7 through February 22, 1995.

     The Office of Utility Consumer Counselor (OUCC) filed its case-in-chief in the proceeding with the IURC on April 21, 1995, recommending that IPL's existing electric rates be decreased $33.7 million. IPL believes that the OUCC's recommendation is based on errors of fact, miscalculations and misapplications of principles, and, accordingly, believes that its recommendation is not likely to be accepted. Other intervenors, including a group of industrial customers, the Citizens Action Coalition, the City of Indianapolis and the Department of Defense, also filed their case-in-chief on April 21, 1995. IPL is scheduled to file rebuttal testimony in this proceeding on May 26, 1995. Public hearings on the OUCC's and other intervenors' case-in-chief and IPL's rebuttal testimony are scheduled to commence in July of 1995.

     IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

New Indiana Regulation
- ----------------------

     On April 26, 1995, changes to existing Indiana Utility Regulatory laws were enacted which increase the period to be used in Indiana's quarterly earnings test from one year to five years and allow the IURC to consider alternate forms of regulation. The quarterly earnings test is applicable to all Indiana electric and gas utilities. The extension of the test period will allow utilities, which can be significantly affected by weather conditions, to average high and low periods when computing the quarterly earnings test.
                                  -6-

RESULTS OF OPERATIONS

      Comparison of Quarters Ended March 31, 1995 and March 31, 1994
      --------------------------------------------------------------

     Income applicable to common stock decreased $4.0 million during the first quarter of 1995 from the comparable 1994 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     The decrease in electric operating revenues of $4.6 million was primarily a result of the milder weather during this quarter compared to the same period one year ago. Contributing to the decreased revenues was a decrease in retail electric kilowatt-hour (KWH) sales of $4.0 million and a decrease in sales for resale of $1.5 million, due to decreased energy sales to neighboring utilities. These decreases were partially offset by increases in fuel cost adjustment recoveries of $.6 million and miscellaneous revenues of $.3 million. The following table is a summary of KWH sales to each customer class:

                  Retail KWH Sales By Customer Class
                          In Millions of KWHs
                      Three Months Ended March 31,

                             1995       1994         % Change
                            -------    -------       --------

          Residential       1,175.9    1,283.6        (8.4)%
          Commercial          585.0      639.6        (8.5)
          Industrial        1,534.2    1,504.0         2.0
          Other                20.5       21.2        (3.3)
                            -------    -------
             Total Retail   3,315.6    3,448.4        (3.9)
                            =======    =======

     Power purchased decreased $1.3 million primarily due to decreased firm peaking-energy payments and decreased non-displacement purchases for 1995. Purchased steam decreased $.2 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Depreciation expense increased $1.2 million primarily due to an increase in the utility plant balance.

     Income taxes - net decreased $2.3 million primarily due to the decrease in pretax utility operating income.

     As a result of the foregoing, utility operating income decreased 7.8% over last year, to $38.3 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.2 million due to an increased construction base.

Interest Charges
- ----------------

     Allowance for borrowed funds used during construction increased $.2 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------


Item 1.  Legal Proceedings
- --------------------------

     On August 18, 1993, the Indiana Utility Regulatory Commission ("IURC") entered an order in Cause No. 39437, approving the Environmental Compliance Plan of Indianapolis Power & Light Company ("IPL") to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired plants by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor ("OUCC"), the Citizens Action Coalition ("CAC"), and the Industrial Intervenors Group ("IIG"). OUCC, CAC and IIG have appealed the IURC's order to the Indiana Court of Appeals. The Attorney General on behalf of the State of Indiana has filed an Amicus Brief in support of IPL. The matter is fully briefed and is awaiting decision by the Court of Appeals.

     On April 8, 1994, IPL filed a petition with the IURC, Cause No. 39938, for authority to increase its rates and charges for electric service, to continue the capitalization of allowance for funds used during construction and to defer depreciation expense on IPL's Stout Combustion Turbine Unit No. 5, to add to the fair value of IPL's utility property environmental compliance capital projects and qualified pollution control property under construction and for revised depreciation rates. IPL prefiled its evidence on October 11, 1994, and hearings on IPL's case-in-chief were held from February 7 through February 22, 1995. A procedural schedule has been established with the last hearings scheduled to occur in August of 1995. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later determined by the IURC.

     On March 16, 1993, Smith Cogeneration of Indiana, Inc., and its affiliated ("Smith") filed a petition with the IURC requesting that IPL be ordered to enter into a power sales agreement to purchase power from Smith's proposed 240 megawatt plant. On September 24, 1993, IPL filed a motion for summary adjudication of Smith's petition. Thereafter, on September 7, 1994, the IURC entered an Order dismissing Smith's petition. No action has been taken in this matter since the entry of the Order and IPL believes this matter is concluded.

     In June, 1993, IPL received a Notice of Violation from the Indianapolis Air Pollution Control Section ("IAPCS") regarding fugitive dust emissions at its Perry K Generating Station. IPL met with IAPCS to discuss four alleged violations over a span of 15 months. Each violation was subject to a fine of up to $2,500. IPL agreed to a settlement in the amount of $3,500 for all alleged violations, and the settlement was finalized on August 31, 1994, and this matter is concluded.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended 3-31-91.)

3.2* Bylaws of Indianapolis Power & Light Company dated January 25, 1994. (Form 10-Q for quarter ended 3-31-94.)

4.1* Mortgage and Deed of Trust, dates as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 33 Supplemental Indentures.

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

4.2* Thirty-First Supplemental Indenture dated as of October 1, 1986. (Form 10-K for year ended 12-31-86.)

4.3* Thirty-Second Supplemental Indenture dated as of June 1, 1989. (Form 10-K for year ended 12-31-89.)

4.4* Thirty-Third Supplemental Indenture dated as of August 1, 1989. (Form 10-K for year ended 12-31-89.)

4.5* Thirty-Fourth Supplemental Indenture dated as of October 15, 1991. (Form 10-K for year ended 12-31-91.)

4.6* Thirty-Fifth Supplemental Indenture dated as of August 1, 1992. (Form 10-K for year ended 12-31-92.)

4.7* Thirty-Sixth Supplemental Indenture dated as of April 1, 1993. (Form 10-Q for year quarter ended 9-30-93.)

4.8* Thirty-Seventh Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.9* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

- -----------------------------------------------------

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

10.1 Coal Supply Agreement dated September 27, 1994, between Indianapolis Power & Light Company and Black Diamond Coal Company, Inc.
       (Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2.)

10.2   Coal Supply Agreement dated December 7, 1994, between Indianapolis
       Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company. (Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2.)

27.1   Financial Data Schedule


       b)   Reports on Form 8-K.

                 A report on Form 8-K was filed on January 31, 1995, and
            amended on February 15, 1995, reporting Item 5, other events, with respect to IPL's earnings and earnings of its parent, IPALCO Enterprises, Inc. for the year ended December 31, 1994. The Form 8-K included the 1994 audited financial reports of Indianapolis Power & Light Company.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INDIANAPOLIS POWER & LIGHT COMPANY
                                  ----------------------------------
                                              (Registrant)



Date:  May 15, 1995               /s/  John R. Brehm
       ------------               -------------------------------------
                                       John R. Brehm
                                       Senior Vice President
                                       Finance and Information Services



Date:  May 15, 1995               /s/  Stephen J. Plunkett
       ------------               -------------------------------------
                                       Stephen J. Plunkett
                                       Controller