Form 10-K/A
INDIANAPOLIS POWER & LIGHT CO
filed 1995-05-24
CIK 50217

SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

                               FORM 10-K/A

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

                                       INDIANAPOLIS POWER & LIGHT COMPANY



                                    By  /s/      Stephen J. Plunkett
                                       --------------------------------------
                                          (Stephen J. Plunkett, Controller)


Date May 24, 1995
     ------------