Form 10-Q
period 1995-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1995-08-11
CIK 50217

                                 FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
            June 30, 1995                  Commission File Number  1-3132-2



                    INDIANAPOLIS POWER & LIGHT COMPANY
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          25 Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ----------   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                  Outstanding At June 30, 1995
                   -----                  ----------------------------
         Common (Without Par Value)             17,206,630 Shares

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------

                               INDEX
                               -----


                                                       Page No.
                                                       --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income - Three Months Ended and
        Six Months Ended June 30, 1995 and 1994             2

     Balance Sheets - June 30, 1995 and
        December 31, 1994                                   3

     Statements of Cash Flows -
        Six Months Ended June 30, 1995 and 1994             4

     Notes to Financial Statements                          5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations    6-10

PART II.  OTHER INFORMATION                             11-14
- ---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             INDIANAPOLIS POWER & LIGHT COMPANY
                    Statements of Income
                       (In Thousands)
                        (Unaudited)
                                                                  Three Months Ended               Six Months Ended
                                                                       June 30                          June 30
                                                                 1995            1994            1995            1994
                                                            --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Electric                                                  $      151,814  $      153,004  $      316,161  $      321,906
  Steam                                                              7,838           8,133          19,009          20,409
                                                            --------------  --------------  --------------  --------------
    Total operating revenues                                       159,652         161,137         335,170         342,315
                                                            --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                            39,174          40,736          82,841          85,324
    Other                                                           27,813          25,964          55,228          52,594
  Power purchased                                                    5,033           4,692           8,912           9,860
  Purchased steam                                                    1,434           1,819           3,418           4,019
  Maintenance                                                       16,257          20,831          30,948          35,846
  Depreciation and amortization                                     21,510          20,727          42,891          40,948
  Taxes other than income taxes                                      7,450           7,383          16,085          15,370
  Income taxes - net                                                10,383           9,545          25,971          27,394
                                                            --------------  --------------  --------------  --------------
    Total operating expenses                                       129,054         131,697         266,294         271,355
                                                            --------------  --------------  --------------  --------------
OPERATING INCOME                                                    30,598          29,440          68,876          70,960
                                                            --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                1,298             749           2,349           1,612
  Other - net                                                         (675)           (455)         (1,054)           (608)
  Income taxes - net                                                    76             162             261             481
                                                            --------------  --------------  --------------  --------------
    Total other income - net                                           699             456           1,556           1,485
                                                            --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST CHARGES                                      31,297          29,896          70,432          72,445
                                                            --------------  --------------  --------------  --------------
INTEREST CHARGES:
  Interest                                                          12,568          11,761          25,391          23,897
  Allowance for borrowed funds used during construction             (1,382)         (1,067)         (2,682)         (2,217)
                                                            --------------  --------------  --------------  --------------
    Total interest charges                                          11,186          10,694          22,709          21,680
                                                            --------------  --------------  --------------  --------------
NET INCOME                                                          20,111          19,202          47,723          50,765

PREFERRED DIVIDEND REQUIREMENTS                                        796             796           1,591           1,591
                                                            --------------  --------------  --------------  --------------
INCOME APPLICABLE TO COMMON STOCK                           $       19,315  $       18,406  $       46,132  $       49,174
                                                            ==============  ==============  ==============  ==============

See notes to financial statements.

             INDIANAPOLIS POWER & LIGHT COMPANY
                       Balance Sheets
                       (In Thousands)
                        (Unaudited)
                                                                      June 30             December 31
                                                                       1995                  1994
                                                                 -----------------     -----------------
                           ASSETS
                           ------
UTILITY PLANT:
  Utility plant in service                                       $      2,474,059      $      2,415,531
  Less accumulated depreciation                                           951,395               916,943
                                                                 -----------------     -----------------
      Utility plant in service - net                                    1,522,664             1,498,588
  Construction work in progress                                           216,639               191,010
  Property held for future use                                             22,201                22,174
                                                                 -----------------     -----------------
      Utility plant - net                                               1,761,504             1,711,772
                                                                 -----------------     -----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                    4,038                 2,898
                                                                 -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                 6,602                 7,835
  Accounts receivable (less allowance for doubtful
    accounts 1995, $938 and 1994, $743)                                    48,228                47,978
  Fuel - at average cost                                                   42,449                37,161
  Materials and supplies - at average cost                                 56,565                55,642
  Prepayments and other current assets                                      2,640                 8,176
                                                                 -----------------     -----------------
      Total current assets                                                156,484               156,792
                                                                 -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                           32,689                32,521
  Unamortized redemption premiums and expenses on debt                     28,405                27,577
  Other regulatory assets                                                  65,801                53,661
  Miscellaneous                                                             7,909                 6,876
                                                                 -----------------     -----------------
      Total deferred debits                                               134,804               120,635
                                                                 -----------------     -----------------
              TOTAL                                              $      2,056,830      $      1,992,097
                                                                 =================     =================














      3 continued
               CAPITALIZATION AND LIABILITIES
               ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                 $        324,537      $        324,537
    Premium on 4% cumulative preferred stock                                1,363                 1,363
    Retained earnings                                                     405,152               399,862
                                                                 -----------------     -----------------
      Total common shareholder's equity                                   731,052               725,762
  Cumulative preferred stock                                               51,898                51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                        638,985               654,121
                                                                 -----------------     -----------------
      Total capitalization                                              1,421,935             1,431,781
                                                                 -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                               73,700                26,400
  Current maturities and sinking fund requirements                         15,150                   350
  Accounts payable and accrued expenses                                    95,234                95,957
  Dividends payable                                                        21,233                20,834
  Payrolls accrued                                                          4,079                 4,475
  Taxes accrued                                                            19,023                16,787
  Interest accrued                                                         14,890                14,859
  Other current liabilities                                                12,453                 8,823
                                                                 -----------------     -----------------
      Total current liabilities                                           255,762               188,485
                                                                 -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 290,448               282,062
  Unamortized investment tax credit                                        52,128                53,762
  Accrued postretirement benefits                                          34,420                34,517
  Miscellaneous                                                             2,137                 1,490
                                                                 -----------------     -----------------
      Total deferred credits and other long-term liabilities              379,133               371,831
                                                                 -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                              $      2,056,830      $      1,992,097
                                                                 =================     =================

See notes to financial statements.

               INDIANAPOLIS POWER & LIGHT COMPANY
                    Statements of Cash Flows
                         (In Thousands)
                           (Unaudited)
                                                                             Six Months Ended
                                                                                  June 30
                                                                           1995              1994
                                                                      --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                          $      47,723     $      50,765
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                            43,468            41,761
    Deferred income taxes and investment tax credit adjustments, net          2,272              (575)
    Allowance for funds used during construction                             (5,031)           (3,829)
    Debt issuance costs and premiums on redemptions of debt                  (1,406)           (3,616)
  Decrease (increase) in certain assets:
    Accounts receivable                                                        (250)            6,831
    Fuel, materials and supplies                                             (6,211)             (309)
    Other current assets                                                      5,536               640
  Increase (decrease) in certain liabilities:
    Accounts payable                                                           (723)            9,690
    Taxes accrued                                                             2,236            (4,599)
    Other current liabilities                                                 3,898             6,220
                                                                      --------------    --------------
Net cash provided by operating activities                                    91,512           102,979
                                                                      --------------    --------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                                 (86,602)          (67,087)
  Other                                                                     (11,072)             (428)
                                                                      --------------    --------------
Net cash used in investing activities                                       (97,674)          (67,515)
                                                                      --------------    --------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                 40,000           180,000
  Retirement of long-term debt                                              (40,350)          (78,429)
  Short-term debt - net                                                      47,300           (85,000)
  Dividends paid                                                            (42,021)          (40,809)
                                                                      --------------    --------------
Net cash provided by (used in) financing activities                           4,929           (24,238)
                                                                      --------------    --------------
Net increase (decrease) in cash and cash equivalents                         (1,233)           11,226
Cash and cash equivalents at beginning of period                              7,835             8,349
                                                                      --------------    --------------
Cash and cash equivalents at end of period                            $       6,602     $      19,575
                                                                      ==============    ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                              $      22,942     $      18,324
                                                                      ==============    ==============
    Income taxes                                                      $      17,467     $      30,030
                                                                      ==============    ==============

See notes to financial statements.

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

4.  RATE MATTERS

    On July 21, 1995, IPL and the other parties to IPL's pending $88-million retail electric rate case presented a Settlement Agreement to the Indiana Utility Regulatory Commission (IURC). Under terms of this agreement, which requires IURC approval, new rates will be implemented in two steps to produce additional annual revenues of $35 million in step 1 and $25 million in step 2. If the IURC approves the Settlement Agreement, the step 1 increase is expected to become effective approximately September 1, 1995. The step 2 increase becomes effective June 30, 1996, conditioned on IPL certifying that the flue gas desulfurization units (scrubbers) at the Petersburg Generating Station are in service. IPL last received an electric general rate increase order in 1986.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on May 30, 1995, declared a quarterly dividend on common stock of $20,422,892. The dividend was paid by IPL to IPALCO Enterprises, Inc. in July, 1995.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers needs for electric and steam, as well as expenditures for compliance for the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $42.2 million during the second quarter ended June 30, 1995, representing a $2.6 million increase from the comparable period in 1994. This increase is mostly related to the construction of scrubbers at IPL's Petersburg Generating Station scheduled to be in-service in mid-1996. Internally generated cash provided by IPL's operations and the issuance of short-term debt were used for construction expenditures during the second quarter of 1995. Construction expenditures (excluding allowance for funds used during construction) totaled $86.6 million during the six months ended June 30, 1995, representing a $19.5 million increase from the comparable period in 1994 due to the construction of the Petersburg Generating Station scrubbers during 1995. Internally generated cash provided by IPL's operations and the issuance of short-term debt were used for construction expenditures during the first six months of 1995. Assuming IURC approval of IPL's electric rate settlement, IPL anticipates improved liquidity and currently faces no liquidity problems.

     The five-year construction program has had no changes to what was previously reported in IPL's 1994 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1994 Form 10-K report for further discussion).

     On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

Future Rate Relief
- ------------------

     On July 21, 1995, IPL and the other parties to IPL's pending $88-million retail electric rate case presented a Settlement Agreement to the IURC. The agreement will raise IPL's retail electric rates $60 million a year in two steps. Step 1 will produce additional annual revenues of $35 million beginning approximately September 1, 1995, if the agreement is approved by the IURC. Step 2 will generate additional annual revenues of $25 million beginning June 30, 1996, conditioned upon certification that IPL's two scrubbers at the Petersburg Generating Station are in service.

     Under terms of the agreement, IPL will not seek another increase until after July 1, 1997, at the earliest. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to resolve pending litigation involving IPL's Clean Air Act compliance plan.

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


RESULTS OF OPERATIONS

     Comparison of Quarters Ended June 30, 1995 and June 30, 1994
     ------------------------------------------------------------

     Income applicable to common stock increased $.9 million during the second quarter of 1995 from the comparable 1994 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     Electric operating revenues decreased $1.2 million this quarter compared to the same period one year ago. Cooling degree days in the Indianapolis area were down 25 percent for the second quarter, compared to the same period in 1994. Kilowatthour (KWH) sales to less weather-sensitive industrial customers, however, increased 2.4%. Contributing to the decreased revenues was a decrease of $1.7 million in fuel cost adjustment recoveries. This decrease was partially offset by increases in retail electric KWH sales of $.3 million and miscellaneous revenues of $.2 million. The following table is a summary of KWH sales to each customer class:
                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                    Three Months Ended June 30,

                              1995        1994      % Change
                             -------    -------     ---------
          Residential          816.9      844.3        (3.2)%
          Commercial           480.2      491.0        (2.2)
          Industrial         1,580.1    1,543.2         2.4
          Other                 15.4       17.4       (11.5)
                             -------    -------
             Total Retail    2,892.6    2,895.9        (0.1)
                             =======    =======

     Fuel costs decreased $1.6 million due to a decrease in prices of $2.1 million, partially offset by an increase in deferred fuel costs of $.3 million and an increase in fuel consumption of $.2 million. Other operating expenses increased $1.8 million primarily due to increased administrative and general expenses of $1.2 million and increased electric distribution expenses of $.6 million. Power purchased increased $.3 million due to increased purchases of short-term energy for 1995. Purchased steam decreased $.4 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses decreased $4.6 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $2.7 million, decreased electric distribution expenditures for overhead and underground lines of $1.6 million and decreased expenditures for general maintenance at the Perry K Generating Station of $.3 million.

     Income taxes - net increased $.8 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 3.9% from last year, to $30.6 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.5 million due to an increased construction base.

Interest Charges
- ----------------

     Interest expense increased $.8 million primarily due to the issuance of $200 million long-term debt in 1994. The increase in interest expense for the second quarter of 1995 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1995 and 1994 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.


     Comparison of Six Months Ended June 30, 1995 and June 30, 1994
     --------------------------------------------------------------

     Income applicable to common stock decreased $3.0 million during the first six months of 1995 from the comparable 1994 period. The following discussion highlights the factors contributing to this result.

Operations
- ----------

     The decrease in electric operating revenues of $5.7 million was the result of milder weather during the first six months of the year compared to the same period in 1994. Contributing to the decreased revenues was a decrease in retail electric KWH sales of $3.6 million, a decrease in sales for resale of $1.4 million, due to decreased energy sales to neighboring utilities, and a decrease in fuel cost adjustment recoveries of $1.1 million. Miscellaneous revenues increased $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                     Six Months Ended June 30,

                              1995       1994        % Change
                             -------    -------      --------
          Residential        1,992.8    2,127.9        (6.3)%
          Commercial         1,065.2    1,130.6        (5.8)
          Industrial         3,114.3    3,047.2         2.2
          Other                 35.9       38.6        (7.0)
                             -------    -------
             Total Retail    6,208.2    6,344.3        (2.1)
                             =======    =======

     Fuel costs decreased $2.5 million due to a decrease in prices of $4.1 million as well as a decrease in fuel consumption of $1.4 million, partially offset by an increase in deferred fuel costs of $3.0 million. Other operating expenses increased $2.6 million primarily due to increased administrative and general expenses of $1.6 million, increased electric distribution expenses of $.6 million, increased expenses at the Petersburg Generating Station of $.3 million, increased customer accounts expense of $.3 million and increased miscellaneous expense of $.2 million, partially offset by decreased customer assistance expenses of $.4 million. Power purchased decreased $.9 million due to decreased energy purchases. Purchased steam decreased $.6 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses decreased $4.9 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $4.1 million, decreased electric distribution expenditures for overhead and underground lines of $1.7 million and decreased expenditures for general maintenance at the Perry K Generating Station of $.5 million. These expenses were partially offset by increased expenditures for unit overhaul costs at the Pritchard Generating Station of $1.0 million during 1995 and increased expenditures for transmission station equipment of $.4 million.

     Income taxes - net decreased $1.4 million primarily due to the decrease in pretax utility operating income.

     As a result of the foregoing, utility operating income decreased 2.9% from last year, to $68.9 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

     Other - net decreased $.4 million primarily due to a decrease in investment income.

Interest Charges
- ----------------

     Interest expense increased $1.5 million primarily due to the issuance of $200 million long-term debt in 1994. The increase in interest expense for year-to-date 1995 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1995 and 1994 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.5 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------

     On August 18, 1993, the Indiana Utility Regulatory Commission ("IURC") entered an order in Cause No. 39437, approving the Environmental Compliance Plan of Indianapolis Power & Light Company ("IPL") to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired plants by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor ("OUCC"), the Citizens Action Coalition ("CAC"), and the Industrial Intervenors Group ("IIG"). OUCC, CAC and IIG appealed the IURC's order to the Indiana Court of Appeals. On June 30, 1995, the Indiana Court of Appeals issued its opinion that while the substantive findings of the Commission were appropriate, the Indiana statutory provisions relating to the use of Indiana coal were unconstitutional. The Court remanded the Cause back to the IURC for reconsideration.

     On April 8, 1994, IPL filed a petition with the IURC, Cause No. 39938, for authority to increase its rates and charges for electric service, to continue the capitalization of allowance for funds used during construction and to defer depreciation expense on IPL's Stout Combustion Turbine Unit No. 5, to add to the fair value of IPL's utility property environmental compliance capital projects and qualified pollution control property under construction and for revised depreciation rates. Settlement discussions were conducted which resulted in a Settlement Agreement presented to the IURC on July 21, 1995. Significant provisions of the Settlement Agreement include: a two step rate increase; a moratorium on filing a new retail electric rate case until July 1, 1997; absent an emergency, a moratorium on filing for a Certificate of Public Convenience and Necessity to build a retail base load generating unit until January 1, 2000; and establishing an authorized return for fuel cost adjustment filings of $150 million for step 1 and $163 million for step 2. As a result of the settlement, IPL can increase its rates to produce additional annual revenues of $35 million in step 1 and $25 million in step 2. The step 1 increase will be effective September 1, 1995 and step 2 becomes effective June 30, 1996. The step 2 increase is conditioned on IPL certifying that the flue gas desulfurization units (scrubbers) are in service. The inclusion of the scrubbers effectively concludes the pending issues in IPL's Environmental Compliance Plan proceeding discussed above. The remand of IPL's Environmental Compliance Plan order to the IURC will be held in abeyance pending implementation of step 2 of the rate case settlement. The rate case settlement is subject to IURC approval.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on April 19, 1995. IPL did not solicit proxies with respect to its Annual Meeting, and the Board of Directors, as previously reported to the Commission, was re-elected in its entirety. Directors are elected to terms of one year each which expire in April, 1996.

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

27.1  Financial Data Schedule

      b)   Reports on Form 8-K.

           None.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                 ----------------------------------
                                             (Registrant)



Date:  August 11, 1995                  /s/ John R. Brehm
     -------------------                ---------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:  August 11, 1995                  /s/ Stephen J. Plunkett
     -------------------                ---------------------------
                                            Stephen J. Plunkett
                                            Controller