Form 10-Q/A
period 1995-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1995-09-22
CIK 50217

FORM 10-Q/A


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













Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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



                                INDIANAPOLIS POWER & LIGHT COMPANY
                                ----------------------------------
                                             (Registrant)



Date:  September 22, 1995              /s/  Stephen J. Plunkett
       ------------------              ----------------------------
                                            Stephen J. Plunkett
                                            Controller