Form 10-Q
period 1995-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1995-11-14
CIK 50217

                                 FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
           September 30, 1995                Commission File Number  1-3132-2



                    INDIANAPOLIS POWER & LIGHT COMPANY
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          25 Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ----------   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                  Outstanding At September 30, 1995
                   -----                  ---------------------------------
         Common (Without Par Value)                17,206,630 Shares

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------

                               INDEX
                               -----


                                                           Page No.
                                                           --------
PART I.   FINANCIAL INFORMATION
-------------------------------

     Statements of Income - Three Months Ended and
        Nine Months Ended September 30, 1995 and 1994          2

     Balance Sheets - September 30, 1995 and
        December 31, 1994                                      3

     Statements of Cash Flows -
        Nine Months Ended September 30, 1995 and 1994          4

     Notes to Financial Statements                             5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        6-9

PART II.  OTHER INFORMATION                                10-12
---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             INDIANAPOLIS POWER & LIGHT COMPANY
                    Statements of Income
                       (In Thousands)
                        (Unaudited)
                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                                 1995            1994            1995            1994
                                                            --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Electric                                                  $      192,718  $      176,437  $      508,879  $      498,343
  Steam                                                              7,155           7,229          26,164          27,638
                                                            --------------  --------------  --------------  --------------
    Total operating revenues                                       199,873         183,666         535,043         525,981
                                                            --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                            45,396          44,339         128,237         129,663
    Other                                                           28,253          26,322          83,481          78,916
  Power purchased                                                    6,104           4,997          15,016          14,857
  Purchased steam                                                    1,307           1,697           4,725           5,716
  Maintenance                                                       14,736          13,345          45,684          49,191
  Depreciation and amortization                                     22,238          24,104          65,129          65,052
  Taxes other than income taxes                                      7,802           7,914          23,887          23,284
  Income taxes - net                                                23,331          18,116          49,302          45,510
                                                            --------------  --------------  --------------  --------------
    Total operating expenses                                       149,167         140,834         415,461         412,189
                                                            --------------  --------------  --------------  --------------
OPERATING INCOME                                                    50,706          42,832         119,582         113,792
                                                            --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                1,650             934           3,999           2,546
  Other - net                                                         (676)           (421)         (1,730)         (1,029)
  Income taxes - net                                                   282             130             543             611
                                                            --------------  --------------  --------------  --------------
    Total other income - net                                         1,256             643           2,812           2,128
                                                            --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST CHARGES                                      51,962          43,475         122,394         115,920
                                                            --------------  --------------  --------------  --------------
INTEREST CHARGES:
  Interest                                                          12,780          11,962          38,171          35,859
  Allowance for borrowed funds used during construction             (1,416)         (1,127)         (4,098)         (3,344)
                                                            --------------  --------------  --------------  --------------
    Total interest charges                                          11,364          10,835          34,073          32,515
                                                            --------------  --------------  --------------  --------------
NET INCOME                                                          40,598          32,640          88,321          83,405

PREFERRED DIVIDEND REQUIREMENTS                                        795             795           2,386           2,386
                                                            --------------  --------------  --------------  --------------
INCOME APPLICABLE TO COMMON STOCK                           $       39,803  $       31,845  $       85,935  $       81,019
                                                            ==============  ==============  ==============  ==============

See notes to financial statements.

                INDIANAPOLIS POWER & LIGHT COMPANY
                          Balance Sheets
                          (In Thousands)
                            (Unaudited)
                                                                          September 30          December 31
                                                                              1995                  1994
                                                                        -----------------     -----------------
                              ASSETS
                              ------
UTILITY PLANT:
  Utility plant in service                                              $      2,486,569      $      2,415,531
  Less accumulated depreciation                                                  968,601               916,943
                                                                        -----------------     -----------------
      Utility plant in service - net                                           1,517,968             1,498,588
  Construction work in progress                                                  241,823               191,010
  Property held for future use                                                    22,201                22,174
                                                                        -----------------     -----------------
      Utility plant - net                                                      1,781,992             1,711,772
                                                                        -----------------     -----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                           4,003                 2,898
                                                                        -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        4,590                 7,835
  Accounts receivable (less allowance for doubtful
    accounts 1995, $1,149 and 1994, $743)                                         58,115                47,978
  Fuel - at average cost                                                          32,446                37,161
  Materials and supplies - at average cost                                        57,294                55,642
  Prepayments and other current assets                                             4,758                 8,176
                                                                        -----------------     -----------------
      Total current assets                                                       157,203               156,792
                                                                        -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                                  40,428                40,595
  Unamortized redemption premiums and expenses on debt                            28,116                27,577
  Other regulatory assets                                                         75,707                55,223
  Miscellaneous                                                                    5,153                 5,523
                                                                        -----------------     -----------------
      Total deferred debits                                                      149,404               128,918
                                                                        -----------------     -----------------
              TOTAL                                                     $      2,092,602      $      2,000,380
                                                                        =================     =================














      3 continued
                  CAPITALIZATION AND LIABILITIES
                  ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $        324,537      $        324,537
    Premium on 4% cumulative preferred stock                                       1,363                 1,363
    Retained earnings                                                            424,519               399,862
                                                                        -----------------     -----------------
      Total common shareholder's equity                                          750,419               725,762
  Cumulative preferred stock                                                      51,898                51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                               638,992               654,121
                                                                        -----------------     -----------------
      Total capitalization                                                     1,441,309             1,431,781
                                                                        -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                      79,000                26,400
  Current maturities and sinking fund requirements                                15,150                   350
  Accounts payable and accrued expenses                                           95,635                95,957
  Dividends payable                                                               21,245                20,834
  Payrolls accrued                                                                 4,145                 4,475
  Taxes accrued                                                                   17,683                16,787
  Interest accrued                                                                11,844                14,859
  Other current liabilities                                                       11,610                 8,823
                                                                        -----------------     -----------------
      Total current liabilities                                                  256,312               188,485
                                                                        -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                        294,890               282,062
  Unamortized investment tax credit                                               51,311                53,762
  Accrued postretirement benefits                                                 37,876                34,517
  Miscellaneous                                                                   10,904                 9,773
                                                                        -----------------     -----------------
      Total deferred credits and other long-term liabilities                     394,981               380,114
                                                                        -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                                     $      2,092,602      $      2,000,380
                                                                        =================     =================

See notes to financial statements.

                    INDIANAPOLIS POWER & LIGHT COMPANY
                         Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)
                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                 1995               1994
                                                                            ---------------    ---------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                                $       88,321     $       83,405
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                   67,305             66,128
    Deferred income taxes and investment tax credit adjustments, net                 3,187               (989)
    Allowance for funds used during construction                                    (8,097)            (5,890)
    Debt issuance costs and premiums on redemptions of debt                         (1,406)            (3,616)
  Decrease (increase) in certain assets:
    Accounts receivable                                                            (10,137)             3,710
    Fuel, materials and supplies                                                     3,063               (382)
    Other current assets                                                             3,325              1,341
  Increase (decrease) in certain liabilities:
    Accounts payable                                                                  (322)             5,666
    Taxes accrued                                                                      896             (7,415)
    Other current liabilities                                                          903              3,724
                                                                            ---------------    ---------------
Net cash provided by operating activities                                          147,038            145,682
                                                                            ---------------    ---------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                                       (126,263)          (131,111)
  Other                                                                            (13,031)             8,779
                                                                            ---------------    ---------------
Net cash used in investing activities                                             (139,294)          (122,332)
                                                                            ---------------    ---------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                        40,000            180,000
  Retirement of long-term debt                                                     (40,350)           (85,928)
  Short-term debt - net                                                             52,600            (57,500)
  Dividends paid                                                                   (63,239)           (61,615)
                                                                            ---------------    ---------------
Net cash used in financing activities                                              (10,989)           (25,043)
                                                                            ---------------    ---------------
Net decrease in cash and cash equivalents                                           (3,245)            (1,693)
Cash and cash equivalents at beginning of period                                     7,835              8,349
                                                                            ---------------    ---------------
Cash and cash equivalents at end of period                                  $        4,590     $        6,656
                                                                            ===============    ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                    $       37,308     $       32,139
                                                                            ===============    ===============
    Income taxes                                                            $       36,886     $       46,937
                                                                            ===============    ===============

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

    On October 18, 1995, the city of Petersburg, Indiana issued, on behalf of IPL, $40 million of Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B (Indianapolis Power & Light Company Project) due January 1, 2023 (1995B Bonds). The proceeds from the issuance of the 1995B Bonds will be used to refund at 102%, on December 1, 1995, the $40 million city of Petersburg, Pollution Control Refunding Revenue Bonds, 9 5/8% Series 1985 (Indianapolis Power & Light Company Project), dated as of September 1, 1985. In conjunction with the issuance of the 1995B Bonds, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B Bonds. The result is to effectively establish a fixed rate of interest on the 1995B Bonds of 5.21%.

4.  RATE MATTERS

    On August 24, 1995, the IURC issued an order authorizing a $60 million two-step rate increase in IPL's annual retail electric revenues. IPL and other parties to the rate case presented the increases to the IURC in a Settlement Agreement. The first step increase was placed in effect on September 1, 1995, and will produce additional annual revenues of $35 million. The second step increase is scheduled to be effective June 30, 1996, conditioned upon certification that IPL's two new scrubbers at the Petersburg Generating Station are in service. Additional annual revenues of $25 million will be produced from the implementation of the second step increase.

    Under terms of the agreement, IPL will not seek another general increase in its basic rates and charges until after July 1, 1997, at the earliest. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. These provisions can be waived in extreme circumstances. In addition, the parties agreed to resolve pending litigation involving IPL's Clean Air Act compliance plan.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on August 29, 1995, declared a quarterly dividend on common stock of $20,428,292. The dividend was paid by IPL to IPALCO Enterprises, Inc. in October, 1995.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $39.7 million during the third quarter ended September 30, 1995, representing a $24.4 million decrease from the comparable period in 1994. This decrease is mostly related to increased construction expenditures in the third quarter of 1994 for an 80 megawatt
(MW) combustion turbine at IPL's Stout Generating Station, partially offset by increased construction expenditures in the third quarter of 1995 for the scrubbers at IPL's Petersburg Generating Station scheduled to be in service in mid-1996. Internally generated cash provided by IPL's operations and the issuance of short-term debt were used for construction expenditures during the third quarter of 1995. Construction expenditures (excluding allowance for funds used during construction) totaled $126.3 million during the nine months ended September 30, 1995, representing a $4.8 million decrease from the comparable period in 1994. This difference is primarily due to decreased construction expenditures in 1995 for two 80 MW combustion turbines, one placed in service in April 1994, and the other in January 1995, partially offset by increased construction expenditures of IPL's Petersburg Generating Station scrubbers during 1995. Internally generated cash provided by IPL's operations and the issuance of short-term debt were used for construction expenditures during the first nine months of 1995.
As a result of IURC approval of IPL's electric rate settlement, IPL anticipates improved liquidity and currently faces no liquidity problems.

     The five-year construction program has not changed from that previously reported in IPL's 1994 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1994 Form 10-K report for further discussion).

     On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

     On October 18, 1995, IPL issued an unsecured promissory note which was issued to the city of Petersburg in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, to replace First Mortgage Bonds that are at a higher rate.

Rate Relief
-----------

     On August 24, 1995, the IURC issued an order authorizing a $60 million two-step rate increase in IPL's annual retail electric revenues. IPL and other parties to the rate case presented the increases to the IURC in a Settlement Agreement. IPL was authorized to increase rates $35 million annually effective September 1, 1995. Additionally, IPL is authorized to increase rates $25 million annually on June 30, 1996, conditioned upon certification that the scrubbers under construction at the Petersburg Generating Station are in service.

     IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

New Indiana Regulation
----------------------

     On April 26, 1995, changes to existing Indiana utility regulatory laws were enacted which increase the period to be used in Indiana's quarterly earnings test from one year to five years and allow the IURC to consider alternate forms of regulation. The quarterly earnings test is applicable to all Indiana electric and gas utilities. The extension of the test period will allow utilities, which can be significantly affected by weather conditions, to average high and low periods when computing earnings for the quarterly earnings test.


RESULTS OF OPERATIONS

   Comparison of Quarters Ended September 30, 1995 and September 30, 1994
   ----------------------------------------------------------------------

     Income applicable to common stock increased $8.0 million during the third quarter of 1995 from the comparable 1994 period. The following discussion highlights the factors contributing to this result.

Operations
----------

     The increase in electric operating revenues of $16.3 million was the result of warmer weather this quarter compared to the same period one year ago. Cooling degree days in the Indianapolis area increased 39 percent for the third quarter, compared to the same period in 1994. Total kilowatthour
(KWH) sales rose 11.2 percent. KWH sales to less weather-sensitive industrial customers increased 5.5%. Contributing to the increased revenues was an increase of $16.2 million in retail electric KWH sales, an increase in sales for resale of $.9 million, due to increased energy sales to neighboring utilities, and an increase in miscellaneous revenues of $.4 million. This increase was partially offset by a decrease in fuel cost adjustment recoveries of $1.2 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                 Three Months Ended September 30,

                              1995       1994      % Change
                             -------    -------    --------
          Residential        1,327.4    1,102.6      20.4%
          Commercial           628.4      583.6       7.7
          Industrial         1,817.9    1,722.7       5.5
          Other                 16.2       16.2       0.0
                             -------    -------
             Total Retail    3,789.9    3,425.1      10.7
                             =======    =======

     Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $2.1 million and increased customer accounts expense of $.3 million, partially offset by decreased electric distribution expenses of $.3 million and decreased miscellaneous operating expenses of $.2 million. Power purchased increased $1.1 million due to increased purchases of short-term energy for 1995. Purchased steam decreased $.4 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses increased $1.4 million primarily due to increased expenditures for general maintenance at the Petersburg Generating Station.

     Depreciation expense decreased $1.9 million as a result of recording an adjustment to property held for future use in the third quarter of 1994, partially offset by an increase in depreciation due to an increase in utility plant balances.

     Income taxes - net increased $5.2 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 18.4% from last year, to $50.7 million.

Other Income and Deductions
---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

     Other - net decreased $.3 million primarily due to a decrease in investment income.

Interest Charges
----------------

     Interest expense increased $.8 million primarily due to an increase in short-term debt borrowings.

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.


   Comparison of Nine Months Ended September 30, 1995 and September 30, 1994
   -------------------------------------------------------------------------

     Income applicable to common stock increased $4.9 million during the first nine months of 1995 from the comparable 1994 period. The following discussion highlights the factors contributing to this result.

Operations
----------

     The increase in electric operating revenues of $10.5 million was the result of warmer weather during the third quarter of the year compared to the same period in 1994, partially offset by milder weather during the first half of 1995 compared to the same period last year. Contributing to the increased revenues was an increase in retail electric KWH sales of $12.5 million and an increase in miscellaneous revenues of $.9 million. This increase was partially offset by a decrease in fuel cost adjustment recoveries of $2.3 million and a decrease in sales for resale of $.6 million, due to decreased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                  Nine Months Ended September 30,

                              1995       1994      % Change
                             -------    -------    --------
          Residential        3,320.2    3,230.5       2.8%
          Commercial         1,693.6    1,714.2      (1.2)
          Industrial         4,932.2    4,769.9       3.4
          Other                 52.1       54.8      (4.9)
                             -------    -------
             Total Retail    9,998.1    9,769.4       2.3
                             =======    =======

     Other operating expenses increased $4.6 million primarily due to increased administrative and general expenses of $3.7 million, increased customer accounts expense of $.6 million, increased electric distribution expenses of $.4 million, increased expenses at the Petersburg Generating Station of $.4 million and increased expenses at the Stout Generating Station of $.2, partially offset by decreased customer service and informational sales expense of $.5 million and decreased steam distribution expenses of $.2 million. Purchased steam decreased $1.0 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses decreased $3.5 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $3.2 million, decreased electric distribution expenditures of $1.0 million primarily for overhead and underground lines and decreased expenditures for general maintenance at the Perry K Generating Station of $.4 million. These expenses were partially offset by increased expenditures for unit overhaul costs at the Pritchard Generating Station of $.9 million during 1995 and increased miscellaneous transmission expense of $.2 million.

     Income taxes - net increased $3.8 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 5.1% from last year, to $119.6 million.

Other Income and Deductions
---------------------------

     Allowance for equity funds used during construction increased $1.5 million due to an increased construction base.

     Other - net decreased $.7 million primarily due to a decrease in investment income.

Interest Charges
----------------

     Interest expense increased $2.3 million primarily due to an increase in short-term debt borrowings.

     Allowance for borrowed funds used during construction increased $.8 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
--------------------------

     On August 24, 1995, the Indiana Utility Regulatory Commission ("IURC") approved the terms of the Settlement Agreement presented to the IURC by Indianapolis Power & Light Company on July 21, 1995, in IPL's general retail electric rate case.

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

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended 3-31-91.)

3.2* Bylaws of Indianapolis Power & Light Company dated January 25, 1994. (Form 10-Q for quarter ended 3-31-94.)

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 41 Supplemental Indentures.

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

-----------------------------------------------------

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

4.9* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994.
      (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994.
      (Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995.
      (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

10.1 Form of Termination Benefits Agreement together with a schedule of parties to, and dates of, the Termination Benefits Agreements**

27.1  Financial Data Schedule


      b)  Reports on Form 8-K.

          A report on Form 8-K was filed on July 21, 1995, reporting Item
          5, other events. The Form 8-K reported the filing of the Settlement Agreement with the Indiana Utility Regulatory Commission in connection with Indianapolis Power & Light Company's pending retail electric rate case.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                 ----------------------------------
                                             (Registrant)



Date:  November 14, 1995                /s/ John R. Brehm
     ----------------------             ---------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:  November 14, 1995                /s/ Stephen J. Plunkett
     ----------------------             ---------------------------
                                            Stephen J. Plunkett
                                            Controller