Form 10-K
period 1995-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1996-03-15
CIK 50217

FORM 10-K

                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934  (Fee Required)

     For the fiscal year ended
         December 31, 1995              Commission File Number  1-3132-2


                    INDIANAPOLIS POWER & LIGHT COMPANY
           (Exact name of Registrant as specified in its charter)

            Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code:  317-261-8261

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

    As of January 31, 1996, there were 17,206,630 shares of the registrant's common stock (without par value) issued and outstanding.
                   _____________________________________

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Indianapolis Power & Light Company definitive
    Information Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 are incorporated by reference into Part III of this Report.






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

   IPL's business is not dependent on any single customer or group of customers. During 1995, IPL's sales, according to the Standard Industrial Classification, were 33%, 42% and 25% for residential, commercial and industrial customers, respectively.

   The electric utility business is affected by the various seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by months during the year.

   IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association, Hoosier Energy Rural Electric Cooperative, Inc. and the Indiana Municipal Power Agency.

   Also, IPL and 29 other electric utilities, known as the East Central Area Reliability Group (ECAR), are cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to provide maximum reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members.

   In 1995, approximately 99.5% of the total kilowatt-hours sold by IPL were generated from coal, 0.2% from middle distillate fuel oil, 0.2% from gas and 0.1% from secondary steam purchased from the Indianapolis Resource Recovery Project. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas fuel is used in IPL's newer combustion turbines.

   IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with three suppliers and the coal is produced entirely in the state of Indiana. These three suppliers are not affiliates of IPL; see Exhibits listed under Part IV Item 14(a)3(10.1 to 10.5) for a list of coal contracts. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 70-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. When strikes are anticipated in the coal industry, IPL increases its stockpile to an approximate 92-day supply.

   The combined cost of coal, fuel oil and gas used in the generation of electric energy for 1995 averaged 1.129 cents per kilowatt-hour or $24.04 per equivalent ton of coal, compared with the 1994 average fuel cost for electric generation of 1.162 cents per kilowatt-hour or $24.95 per equivalent ton of coal.

   IPL has a long-term contract to purchase steam for use in its steam distribution system with Ogden Martin Systems of Indianapolis, Inc. (Ogden Martin). Ogden Martin owns and operates the Indianapolis Resource Recovery Project which is a waste-to-energy facility located in Marion County, Indiana. During 1995, IPL's steam system purchased 47.2% of its total therm requirement from Ogden Martin. Additionally, 35.5% of its 1995 one-hour peak load was met with steam purchased from Ogden Martin. IPL also purchased 4.2 million secondary therms which represent Ogden Martin send-out in excess of the IPL steam system requirements. Such secondary steam is used to produce electricity at the IPL Perry K and Perry W facilities.

CONSTRUCTION

   The cost of IPL's construction program during 1995, 1994 and 1993 was $175.6 million, $185.6 million and $149.3 million, respectively, including Allowances for Funds Used During Construction (AFUDC) of $8.7 million, $7.3 million and $3.6 million, respectively.

   IPL's construction program is reviewed periodically and is updated to reflect among other things the changes in economic conditions, revised load forecasts and cost escalations under construction contracts. Current projections indicate that IPL will need about 400 megawatts (MW) of new capacity resources by the summer of 2000 to replace the 200 MW purchase discussed below and to provide for growth. These resource requirements can be met in a variety of ways including, but not limited to, a combination of power purchases and peaking turbines.

   During 1992, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), for 200 MW of additional capacity for the near-term requirements. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Capital Requirements" for additional information regarding the IMP agreement.

   IPL's construction program for the five-year period 1996-2000, is estimated to cost $528.4 million including AFUDC. The estimated cost of the program by year (in millions) is $103.6 in 1996; $100.9 in 1997; $106.7 in 1998; $111.9 in 1999 and $105.3 in 2000. It includes $271.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. The forecast also includes $107.3 million for combustion turbines with in-service dates of 1999, 2000 and 2001, and $149.9 million in environmental costs of which approximately $35 million pertains to the Clean Air Act. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

FINANCING

   Long-term debt, cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities. Additionally, IPL has authority from the IURC to redeem and replace certain of its existing securities.

EMPLOYEE RELATIONS

   As of December 31, 1995, IPL had 2,194 employees of whom 1,110 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 395 were represented by the Electric Utility Workers Union
(EUWU), an independent labor organization. In December 1993, the membership of the IBEW ratified a new labor agreement which remains in effect until December 16, 1996. The agreement provided for general pay adjustments of 4% in 1993 and 3.5% in both 1994 and 1995, and changes in pension and health care coverage. In March 1995, the membership of the EUWU ratified a new labor agreement which remains in effect until February 23, 1998. The agreement provided for general pay adjustments of 2% in 1995, 1996 and 1997; lump sum payments of $500 in both 1995 and 1996; and changes in pension and health care coverage.

REGULATORY MATTERS

   IPL is subject to regulation by the IURC as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. See Note 9 in the Notes to Financial
Statements.

   In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), in respect of short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

   IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Capital Requirements." Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC and the Environmental Protection Agency
(EPA). Estimated annual costs for all air, solid waste and water environmental compliance measures are $116 million and $17 million in 1996 and 1997, respectively.


                           INDIANAPOLIS POWER & LIGHT COMPANY
                           STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                     1995             1994             1993             1992             1991
                                               --------------   --------------   --------------   --------------   --------------
Operating Revenues (In Thousands):
  Residential                                  $      243,055   $      230,805   $      225,138   $      212,757   $      224,039
  Small industrial and commercial                     130,780          129,346          127,551          126,588          135,456
  Large industrial and commercial                     275,803          266,703          255,945          243,446          237,200
  Public lighting                                       7,598            6,949            7,186            7,133            7,106
  Miscellaneous                                         8,289            7,186            7,373            6,018            6,960
                                               --------------   --------------   --------------   --------------   --------------
    Revenues - ultimate consumers                     665,525          640,989          623,193          595,942          610,761
  Sales for resale - REMC                               1,105            1,098              897              861              900
  Sales for resale - other                              6,758            7,680            5,237            2,400            4,197
                                               --------------   --------------   --------------   --------------   --------------
      Total electric revenues                  $      673,388   $      649,767   $      629,327   $      599,203   $      615,858
                                               ==============   ==============   ==============   ==============   ==============
Kilowatt-hour Sales (In Millions):
  Residential                                           4,277            4,077            4,014            3,675            3,960
  Small industrial and commercial                       2,209            2,207            2,202            2,171            2,331
  Large industrial and commercial                       6,509            6,306            6,169            5,843            5,612
  Public lighting                                          61               64               62               64               64
                                               --------------   --------------   --------------   --------------   --------------
    Sales - ultimate consumers                         13,056           12,654           12,447           11,753           11,967
  Sales for resale - REMC                                  28               26               24               23               23
  Sales for resale - other                                394              456              321              169              256
                                               --------------   --------------   --------------   --------------   --------------
      Total kilowatt-hours sold                        13,478           13,136           12,792           11,945           12,246
                                               ==============   ==============   ==============   ==============   ==============
Customers at End of Year:
  Residential                                         365,163          360,347          356,015          352,139          347,718
  Small industrial and commercial                      39,781           38,849           38,359           38,171           38,011
  Large industrial and commercial                       3,557            3,525            3,342            3,163            2,952
  Public lighting                                         281              266              252              239              229
                                               --------------   --------------   --------------   --------------   --------------
    Total ultimate consumers                          408,782          402,987          397,968          393,712          388,910
  Sales for resale - REMC                                   1                1                1                1                1
                                               --------------   --------------   --------------   --------------   --------------
      Total electric customers                        408,783          402,988          397,969          393,713          388,911
                                               ==============   ==============   ==============   ==============   ==============
Miscellaneous Statistics:
  Kilowatt-hour output (In Millions):
    Generated (net after station use)                  14,032           13,580           13,254           12,525           12,851
    Purchased                                             257              206              325              126              160
                                               --------------   --------------   --------------   --------------   --------------
      Total generated and purchased                    14,289           13,786           13,579           12,651           13,011
  Company use, line loss, etc.                            811              650              787              706              765
                                               --------------   --------------   --------------   --------------   --------------
        Energy sold                                    13,478           13,136           12,792           11,945           12,246
                                               ==============   ==============   ==============   ==============   ==============
  Load factor (percent)                                 56.94            57.64            57.44            56.72            56.37
  Average BTU per net kilowatt-hour                    10,490           10,445           10,503           10,385           10,455
  Cost of fuel per million BTU                 $        1.076   $        1.112   $        1.096   $        1.103   $        1.113
  Cost of fuel per ton (includes oil and gas
    stated in equivalent tons of coal)         $       24.041   $       24.946   $       24.488   $       24.547   $       24.804
  Summer plant capability (megawatts)*                  2,986            2,907            2,829            2,829            2,829
  Maximum demand on IPL system (megawatts)*             2,786            2,640            2,635            2,505            2,583
  Average use per residential
    customer (kilowatt-hours)                          11,796           11,393           11,345           10,515           11,460
  Average revenue per residential customer     $       670.33   $       645.02   $       636.28   $       608.68   $       648.36
  Average revenue per small industrial and
    commercial customer                        $     3,311.99   $     3,327.04   $     3,310.59   $     3,305.94   $     3,552.03
  Average revenue per large industrial and
    commercial customer                        $    76,526.98   $    77,960.62   $    78,055.83   $    79,324.43   $    83,816.09
  Average residential revenue per
    kilowatt-hour (cents)                               5.683            5.662            5.609            5.789            5.658




*  All figures are net of station use.


Item 2.   PROPERTIES

   IPL's executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility contains approximately 201,300 square feet of space and contains certain administrative operations of IPALCO's subsidiaries.

   IPL also owns two service centers located at 1230 West Morris Street and 3600 North Arlington Avenue, both in Indianapolis, Indiana. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

   IPL owns and operates five primarily coal-fired generating plants, three of which are used for total electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 3,035 MW, a winter capability of 3,064 MW and a summer capability of 2,986 MW. All figures are net of station use. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. (thousands of pounds) per hour.

   Total Electric Stations:

      H. T. Pritchard plant (Pritchard), 25 miles southwest of
        Indianapolis (seven units in service - one in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

      E. W. Stout plant (Stout) located in southwest part of Marion County (eleven units in service - one each in 1941, 1947, 1958, 1961, 1967, 1994 and 1995 and four in 1973) with 921 MW nameplate rating and net winter and summer capabilities of 1,000 MW and 924 MW, respectively.

      Petersburg plant (Petersburg), located in Pike County, Indiana
        (seven units in service - four in 1967 and one each in 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,690 MW and 1,690 MW, respectively.

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

   Net electrical generation during 1995, at the Petersburg, Stout and Pritchard stations accounted for about 75.0%, 20.1% and 4.9%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.

   Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW, one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

   IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 361 circuit miles of 138,000 volt lines and 271 miles of 34,500 volt lines. Distribution facilities include 4,693 pole miles and 19,826 wire miles of overhead lines. Underground distribution and service facilities include 465 miles of conduit and 5,148 wire miles of conductor.
Underground street lighting facilities include 107 miles of conduit and 670 wire miles of conductor. Also included in the system are 74 bulk power substations and 80 distribution substations.

   Steam distribution properties include 23 miles of mains with 259 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

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

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 27, 1996

   Name, age (at December 31, 1995), and positions and offices held for the past five years:

                                            From               To
   John R. Hodowal (50)                     ----               --
     Chairman of the Board             February, 1990
     Chief Executive Officer           May, 1989

   Ramon L. Humke (63)
     President and Chief Operating
       Officer                         February, 1990

   John R. Brehm (42)
     Senior Vice President - Finance
       and Information Services        May, 1991
     Senior Vice President -
       Financial Services              May, 1989         May, 1991

   Robert W. Rawlings (54)
     Senior Vice President -
       Electric Production             May, 1991
     Vice President - Electric
       Production                      May, 1989         May, 1991

   Bryan G. Tabler (52)
     Senior Vice President -
       Secretary and General Counsel   January, 1995
     Partner, Barnes & Thornburg       January, 1979     October, 1994

   Gerald D. Waltz (56)
     Senior Vice President -
       Business Development            May, 1991
     Senior Vice President -
       Engineering and Operations      April, 1986       May, 1991

   Max Califar (42)
     Vice President - Human
       Resources                       December, 1992
     Treasurer                         May, 1989         December, 1992

   Steven L. Meyer (37)
     Treasurer                         December, 1992

   Stephen J. Plunkett (47)
     Controller                        May, 1991
     Assistant Controller              May, 1989         May, 1991


                                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

   All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

   Aggregate quarterly dividends paid on the common stock during 1995 and 1994 were as follows (in thousands):

                       1995      1994
                       ----      ----
   First Quarter     $20,011   $19,223
   Second Quarter     20,420    19,995
   Third Quarter      20,423    20,011
   Fourth Quarter     20,436    20,011

   At its meeting on February 27, 1996, IPL's Board of Directors declared a regular quarterly dividend on common stock of $21,052,909.72 in total, payable April 15, 1996.

Dividend Restrictions
---------------------
   So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1995, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

















Item 6.   SELECTED FINANCIAL DATA
          -----------------------

(In Thousands)                                           1995            1994            1993            1992            1991
----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                           $      709,206  $      686,076  $      664,303  $      633,203  $      647,873
Operating income                                          148,112         143,310         142,368         134,240         149,876
Allowance for funds used
  during construction                                      11,370           9,381           5,527           5,081           2,611
Income applicable to
  common stock                                            103,091         100,641          99,584          89,876         100,684
Utility plant - net                                     1,792,007       1,711,772       1,608,871       1,532,964       1,488,940
Total assets                                            2,108,816       2,000,380       1,870,306       1,763,246       1,686,439
Construction expenditures                                 166,874         178,295         145,765         112,037          94,633
Common shareholder's equity                               747,129         725,762         705,149         682,413         666,223
Nonredeemable cumulative
  preferred stock                                          51,898          51,898          51,898          51,898          51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                                      669,000         654,121         532,260         540,641         537,718








See financial statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


Nature of Operations and Competition
------------------------------------
   IPL is a regulated public utility and is principally engaged in providing electric and steam service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities. See Note 1 in the Notes to Financial
Statements.

   On a national basis, competition for wholesale and retail sales within the electric utility industry has been increasing. In Indiana, competition has been primarily focused on the wholesale power markets, that is, the sale of bulk power to other public and municipal utilities. Existing Indiana law provides for public utilities to have an exclusive permit at the retail level; however, several other states are currently examining competition at the retail level. During 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) which seeks to increase competition at the wholesale level by ensuring fair and equal access to the national transmission grid for any potential power supplier. The FERC in this NOPR also has proposed new rules dealing with many related transmission access issues, including access fees and the recovery of stranded costs. IPL and many other affected parties have submitted comments and responses to the FERC regarding this NOPR. The FERC is not expected to take any further action on the NOPR before mid-1996.

   Management of IPL believes it can be competitive in the wholesale market due to its low cost, available capacity and reliability. In order to remain competitive in the face of increasing competition, IPL will need to maintain its low cost through controlling costs and expenses. IPL has formed three Strategic Business Units; Electric Production, Electric Delivery and Steam, to better evaluate costs and to prepare for the transition to a more competitive environment.

   The impact of continuing competitive pressures, including the impact of any final order on the FERC NOPR on IPL's wholesale and retail electric and steam markets, cannot be determined at this time.

Regulatory Matters
------------------
                     Electric Rate Settlement Agreement
                     ----------------------------------
   On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's pending electric general rate proceeding. The Settlement Agreement authorized IPL to increase its basic rates and charges for electric service in two steps, to begin the amortization of regulatory assets and approved IPL's plan to expense and to fund its annual postretirement benefits. These issues are discussed further in Note 1, Note 9 and
Note 11 in the Notes to Financial Statements.

                       Environmental Compliance Plan
                       -----------------------------
   IPL is subject to the air quality provisions specified in the federal Clean Air Act Amendments of 1990 and related regulations (the Act). IPL has obtained IURC and EPA approval of its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Act. See "Capital Requirements."

   Effective January 1, 1995, IPL began receiving annual emission "allowances" for certain of its generating units. Each allowance permits the emission of one ton of sulfur dioxide. IPL presently expects that annual sulfur dioxide emissions will not exceed annual allowances provided to IPL under the Act. Allowances not required in the operation of IPL facilities may be reserved for future periods or sold. The value of such unused allowances that may be available to IPL for use in future periods or for sale is subject to a developing market and is unknown at this time.

Capital Requirements
--------------------
   The capital requirements of IPL are primarily driven by the need for facilities to ensure customer service reliability and environmental compliance and by the maturing of long-term debt.

                       Forecasted Demand and Energy
                       ----------------------------
   From 1995 to 2000, annual peak demand is forecasted to experience a compound 1.4% increase, while retail kilowatt-hour (KWH) sales are anticipated to increase at a 1.6% compound growth rate. Both compound growth rates are computed assuming normal weather conditions.

                        Integrated Resource Plan
                        ------------------------
   Current projections indicate a need for about 400 MW of new capacity resources by the summer of 2000 to replace the 200 MW purchase discussed below and to provide for growth. These resource requirements can be met in a variety of ways including, but not limited to, a combination of power purchases and peaking turbines. IPL continues to review its resource plan to consider the appropriateness of all reasonable resource options to meet capacity requirements over the decade of the 1990s and beyond. The following discussion makes certain assumptions regarding IPL's plans to meet these requirements.

   IPL is receiving 200 MW of firm capacity under an existing power purchase agreement. The 200 MW purchase agreement provides for monthly capacity payments by IPL of $1.2 million and expires March 31, 1997. IPL is presently evaluating available options to purchase firm power in 1997 and beyond. The exact timing, MW capacity and cost of any such purchase cannot be ascertained at this time.

   IPL placed in service an 80 MW combustion turbine on January 13, 1995. IPL's near-term supply plan through the year 2000 includes two additional 100 MW combustion turbines with in-service dates in 1999 and 2000; however, the availability of purchased power due to a more robust competitive wholesale market may enable IPL to postpone or avoid such additional combustion turbines.

                       Cost of Construction Program
                       ----------------------------
   The cost of IPL's construction program during 1995, 1994 and 1993 was $175.6 million, $185.6 million and $149.3 million, including
AFUDC of $8.7 million, $7.3 million and $3.6 million, respectively.

   IPL estimates the cost of the construction program for the five years, 1996-2000, to be approximately $528.4 million, including AFUDC of $15.1 million. This program is subject to continuing review and is revised from time to time in light of changes in the actual customer demand for electric energy, IPL's financial condition and construction cost escalations. The five-year construction program includes $107.3 million for combustion turbines with in-service dates of 1999, 2000 and 2001, and $34.6 million, in 1996, to comply with the Clean Air Act. IPL estimates that no additional significant capital expenditures will be required to bring generating units into compliance with the Clean Air Act until the year 2010 and beyond. Expenditures for the new capacity are contingent upon the review of power market conditions and other factors.

                Retirement of Long-term Debt Securities
                ---------------------------------------
   During 1995, 1994 and 1993, IPL retired long-term debt, including sinking fund payments, of $80.4 million, $85.9 million and $97.9 million, respectively, which required replacement in part with other debt securities at a lower cost.

   IPL will retire $15.2 million and $11.3 million of maturing long-term debt during 1996 and 1997, respectively, which may require replacement in whole or in part with other debt or equity securities. In addition, other existing higher rate debt may be refinanced depending upon market conditions.

Liquidity and Financing Requirements
------------------------------------
   Liquidity is the ability of an entity to generate adequate amounts of cash to meet its short-term and long-term needs. IPL's liquidity is a function of its construction program, its debt service requirements, its ability to generate internal funds and its access to external capital markets.

   During the three-year period ended December 31, 1995, IPL's permanent financing totaled $406.5 million in long-term debt. The net proceeds of these securities were used to retire existing long-term debt of $264.1 million, including premiums, and to partially fund IPL's construction expenditures. The remaining cash requirements during this three-year period were funded with cash flows from operations and short-term debt.

   During the next five years, IPL is forecasted to meet its liquidity requirements without additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program and the retirement of maturing long-term debt.
Additionally, a reasonable debt capitalization ratio, favorable debt ratings and a low construction forecast (see "Capital Requirements") are expected to improve IPL's ability to access external capital markets during this period, if necessary. IPL's debt capitalization ratio was 46.1% at December 31, 1995. IPL's senior secured debt is rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps. IPL's commercial paper is rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services.

   Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities.

                          Financial Flexibility
                          ---------------------
   At December 31, 1995, IPL had unused lines of credit of $100 million and an uncommitted line of credit of $25 million of which $16 million was unused. See Note 7 in the Notes to Financial Statements. As of the same date and considering all existing restrictions, IPL had the capacity to issue approximately $952 million of additional long-term debt. IPL also has authority from the IURC to redeem and replace certain of its existing securities.

   IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the proforma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1995, the ratios under the Articles and the Mortgage are 3.24 and 7.94, respectively. IPL believes these requirements will not restrict any anticipated future financings.


RESULTS OF OPERATIONS


   Income applicable to common stock increased by $2.5 million in 1995 compared to 1994. Income applicable to common stock increased by $1.1 million in 1994 compared to 1993. The following discussion highlights the factors contributing to these increases.

Operating Revenues
------------------
   Operating revenues in 1995 and 1994 increased from the prior year by $23.1 million and by $21.8 million, respectively. The increases in revenues resulted from the following:

                                                Increase (Decrease)
                                          1995 over 1994   1994 over 1993
                                          -------------------------------
                                               (Millions of Dollars)
       Electric:
          Increase in base rates              $ 12.2           $  0.0
          Additional KWH sales - net of fuel    14.1              8.2
          Fuel revenues                         (2.9)             9.8
       Steam revenues                           (0.5)             1.3
       Sales for resale                         (0.9)             2.7
       Other revenues                            1.1             (0.2)
                                              ------           ------
       Total change in operating revenues     $ 23.1           $ 21.8
                                              ======           ======

   The increase in base rate electric revenues is the result of new tariffs, effective September 1, 1995, designed to produce $35-million additional annual revenues. The increase in retail KWH sales during 1995, as compared to 1994, reflects customer growth and increased sales resulting primarily from warmer and colder weather in the third and fourth quarters of 1995, respectively. The 1995 cooling and heating degree days were higher by 7.4% and 14.9%, respectively, as compared to 1994. The increased retail KWH sales in 1994, as compared to 1993, reflects increased residential and industrial sales resulting from an improved economy, partially offset by slightly milder heating season weather. The changes in fuel revenues in 1995 and 1994 from the prior year reflect changes in total fuel costs billed customers. The decreased wholesale sales during 1995 and the increased wholesale sales during 1994 reflect energy requirements of other utilities in those years.

Operating Expenses
------------------
   Fuel costs decreased by $0.6 million and increased by $11.4 million from the prior year during 1995 and 1994, respectively. The decrease in 1995 was due to decreased unit costs of coal and oil of $6.5 million and decreased deferred fuel costs of $1.2 million, partially offset by increased fuel consumption of $7.1 million. The increase in fuel costs during 1994 was due to increased deferred fuel costs of $6.7 million, increased unit costs of coal and oil of $2.7 million and increased fuel consumption of $2.0 million.

   Other operating expenses in 1995 and 1994 increased from the prior year by $12.2 million and by $3.4 million, respectively. The increase for 1995 was primarily due to an increase in administrative and general expenses of $8.5 million which mainly resulted from the recording of postretirement benefit expense in connection with the rate case, an increase in distribution expenses of $1.5 million, miscellaneous steam power operating expenses at the Petersburg plant of $1.2 million, an increase in customer accounts expense of $0.5 million and an increase in other production expenses of $0.5 million. Other operating expenses for 1994 increased primarily due to an increase in administrative and general expenses of $1.7 million, an increase in miscellaneous power station operating expenses at the Petersburg plant of $1.2 million and an increase in other production expenses of $0.5 million.

   Purchased steam in 1995 and 1994 decreased in both years due to lower prices and decreased therms purchased from an independent resource recovery system located within the city of Indianapolis.

   Maintenance expenses decreased by $5.5 million and increased by $1.2 million from the prior year during 1995 and 1994, respectively. The decrease for 1995 reflected decreased unit overhaul expenses of $4.2 million and decreased distribution and transmission expenses of $1.3 million. The increase in maintenance expenses in 1994 was due to increased overhead distribution expenses of $3.1 million and increased transmission and other distribution expenses of $0.7 million, partially offset by decreased unit overhaul expenses in 1994, compared to 1993.

   Depreciation and amortization expense in 1995 and 1994 increased from the prior year by $14.0 million and by $8.7 million, respectively. These increases resulted primarily from adjustments to property held for future use, increases in the depreciable utility plant balances and from the amortization of property-related regulatory deferrals effective with the September 1, 1995, electric rate increase. The adjustments to property held for future use were $12.3 million in 1995 and $3.9 million in 1994. These adjustments reflect expired regulatory permits and specific design and engineering costs of a future generating station in Patriot, Indiana.

   Income taxes - net, in 1995 and 1994 decreased from the prior year by $1.6 million and by $4.3 million, respectively. The decrease in 1995 reflects an adjustment to deferred taxes on removal costs of $2.0 million partially offset by an increase in pretax utility operating income. The decrease for 1994 resulted from a decrease in pretax utility operating income.

Other Income And Deductions
---------------------------
   Allowance for equity funds used during construction in 1995 and 1994 increased from the prior year by $1.3 million and by $2.7 million, respectively. The increases were the result of an increased construction base in both years primarily due to the construction of new environmental facilities and, in 1995, from carrying charges on regulatory assets of $1.4 million resulting from the 1995 Settlement Agreement.

Interest Charges
----------------
   Interest on long-term debt increased slightly during 1995 from the prior year and increased by $4.2 million during 1994 from the prior year. The increase during 1994 was due to the issuance of $180 million long-term debt on February 3, 1994, (6.05% Series, First Mortgage Bonds and 7.05% Series, First Mortgage Bonds). The interest on long-term debt was partially offset by the refinancing of three series of IPL's First Mortgage Bonds in March 1994 as follows: the 7.4% Series, First Mortgage Bonds; the 7 1/8% Series, First Mortgage Bonds and the 7.65% Series, First Mortgage Bonds; all of which were replaced with the 6.05% Series, First Mortgage Bonds.

   Other interest charges increased by $3.2 million during 1995 from the prior year and decreased by $0.8 million during 1994 from the prior year. The increase during 1995 was primarily due to increased short-term debt borrowings, whereas, the decrease during 1994 was due to decreased short-term debt borrowings.

   The allowance for borrowed funds used during construction in 1995 and 1994 increased from the prior year by $0.7 million and by $1.2 million, respectively, primarily due to an increased construction base for both years and also for 1995, compared to 1994, partially offset by decreased carrying charges on regulatory assets.

                                   1996
                                   ----
   Factors having a bearing on 1996 earnings compared to 1995 will include the impact of economic conditions, weather conditions, the level of construction expenditures and the implementation in mid-
1996 of new electric system tariffs.

   The overall effect these factors will have on 1996 earnings cannot be accurately determined at this time.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets and statements of capitalization of Indianapolis Power & Light Company as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

Indianapolis, Indiana
January 26, 1996





























               INDIANAPOLIS POWER & LIGHT COMPANY

                      Statements of Income
      For the Years Ended December 31, 1995, 1994 and 1993
                                                                       1995             1994             1993
                                                                 ---------------  ---------------  ---------------
                                                                                   (In Thousands)
OPERATING REVENUES (Note 9):
  Electric                                                       $      673,388   $      649,767   $      629,327
  Steam                                                                  35,818           36,309           34,976
                                                                 ---------------  ---------------  ---------------
    Total operating revenues                                            709,206          686,076          664,303
                                                                 ---------------  ---------------  ---------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                                169,206          169,756          158,390
    Other                                                               116,428          104,273          100,890
  Power purchased                                                        19,102           19,060           19,407
  Purchased steam                                                         6,680            7,653            8,051
  Maintenance                                                            63,013           68,562           67,326
  Depreciation and amortization                                         100,984           87,028           78,372
  Taxes other than income taxes                                          31,706           30,891           29,627
  Income taxes - net (Note 8)                                            53,975           55,543           59,872
                                                                 ---------------  ---------------  ---------------
    Total operating expenses                                            561,094          542,766          521,935
                                                                 ---------------  ---------------  ---------------
OPERATING INCOME                                                        148,112          143,310          142,368
                                                                 ---------------  ---------------  ---------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                     6,003            4,672            2,010
  Other - net                                                            (2,020)          (1,527)          (1,237)
  Income taxes - net (Note 8)                                               407              823              599
                                                                 ---------------  ---------------  ---------------
    Total other income - net                                              4,390            3,968            1,372
                                                                 ---------------  ---------------  ---------------
INCOME BEFORE INTEREST CHARGES                                          152,502          147,278          143,740
                                                                 ---------------  ---------------  ---------------
INTEREST CHARGES:
  Interest on long-term debt                                             45,656           45,566           41,399
  Other interest                                                          4,728            1,497            2,305
  Allowance for borrowed funds used during construction                  (5,367)          (4,709)          (3,517)
  Amortization of redemption premiums and expenses on
    debt - net                                                            1,212            1,101              787
                                                                 ---------------  ---------------  ---------------
    Total interest charges                                               46,229           43,455           40,974
                                                                 ---------------  ---------------  ---------------
NET INCOME                                                              106,273          103,823          102,766

PREFERRED DIVIDEND REQUIREMENTS                                           3,182            3,182            3,182
                                                                 ---------------  ---------------  ---------------
INCOME APPLICABLE TO COMMON STOCK                                $      103,091   $      100,641   $       99,584
                                                                 ===============  ===============  ===============

See notes to financial statements.


             INDIANAPOLIS POWER & LIGHT COMPANY

                       Balance Sheets
                 December 31, 1995 and 1994
----------------------------------------------------------------------------------------------------
ASSETS                                                             1995                   1994
----------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                         $      2,517,790       $      2,415,531
  Less accumulated depreciation                                      984,910                916,943
                                                            -----------------      -----------------
      Utility plant in service - net                               1,532,880              1,498,588
  Construction work in progress                                      249,249                191,010
  Property held for future use                                         9,878                 22,174
                                                            -----------------      -----------------
      Utility plant - net                                          1,792,007              1,711,772
                                                            -----------------      -----------------



OTHER PROPERTY -
  At cost, less accumulated depreciation                               4,454                  2,898
                                                            -----------------      -----------------



CURRENT ASSETS:
  Cash and cash equivalents                                            9,985                  7,835
  Accounts receivable (less allowance for doubtful
    accounts - 1995, $786,000 and 1994, $743,000)                     55,459                 46,097
  Receivable from parent                                               1,693                  1,881
  Fuel - at average cost                                              29,894                 37,161
  Materials and supplies - at average cost                            56,547                 55,642
  Prepayments and other current assets                                 4,095                  8,176
                                                            -----------------      -----------------
      Total current assets                                           157,673                156,792
                                                            -----------------      -----------------



DEFERRED DEBITS:
  Regulatory assets (Note 4)                                         142,711                115,865
  Miscellaneous                                                       11,971                 13,053
                                                            -----------------      -----------------
      Total deferred debits                                          154,682                128,918
                                                            -----------------      -----------------

      TOTAL                                                 $      2,108,816       $      2,000,380
                                                            =================      =================



See notes to financial statements.



----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                           1995                   1994
----------------------------------------------------------------------------------------------------------
                                                                               (In Thousands)
CAPITALIZATION (See Statements of Capitalization):
  Common shareholder's equity                                     $        747,129       $        725,762
  Cumulative preferred stock                                                51,898                 51,898
  Long-term debt                                                           669,000                654,121
                                                                  -----------------      -----------------
      Total capitalization                                               1,468,027              1,431,781
                                                                  -----------------      -----------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 7)                       65,022                 26,400
  Current maturities and sinking fund requirements (Note 6)                 15,150                    350
  Accounts payable and accrued expenses                                     73,053                 68,854
  Dividends payable                                                         21,263                 20,834
  Taxes accrued                                                             19,023                 16,787
  Interest accrued                                                          14,324                 14,859
  Other current liabilities                                                 16,092                 13,298
                                                                  -----------------      -----------------
      Total current liabilities                                            223,927                161,382
                                                                  -----------------      -----------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net (Note 8)                         293,748                282,062
  Unamortized investment tax credit                                         50,636                 53,762
  Accrued postretirement benefits (Note 11)                                 30,517                 34,517
  Accrued pension benefits (Note 10)                                        31,834                 27,103
  Miscellaneous                                                             10,127                  9,773
                                                                  -----------------      -----------------
      Total deferred credits and other long-term liabilities               416,862                407,217
                                                                  -----------------      -----------------
COMMITMENTS AND CONTINGENCIES (Note 13)

      TOTAL                                                       $      2,108,816       $      2,000,380
                                                                  =================      =================








See notes to financial statements.





                                                 INDIANAPOLIS POWER & LIGHT COMPANY

                                                      Statements of Cash Flows
                                        For the Years Ended December 31, 1995, 1994 and 1993
                                                                              1995             1994             1993
                                                                        ---------------  ---------------  ---------------
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                            $      106,273   $      103,823   $      102,766
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              106,048           88,371           79,412
    Deferred income taxes and investment tax credit adjustments - net           (4,564)           2,650             (430)
    Allowance for funds used during construction                               (11,370)          (9,381)          (5,476)
    Premiums on redemptions of debt                                             (2,506)          (1,363)          (1,122)
    Change in certain assets and liabilities:
      Accounts receivable                                                       (9,174)           4,869           (3,462)
      Fuel, materials and supplies                                               6,362           (2,743)          10,633
      Accounts payable                                                           4,199           17,207            2,518
      Taxes accrued                                                              2,236           (4,590)          (2,195)
      Accrued pension benefits                                                   4,731            4,563            4,711
      Other - net                                                                3,978           19,778           14,130
                                                                        ---------------  ---------------  ---------------
Net cash provided by operating activities                                      206,213          223,184          201,485
                                                                        ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                                   (166,874)        (178,295)        (145,765)
  Other                                                                        (20,307)         (11,002)         (26,115)
                                                                        ---------------  ---------------  ---------------
Net cash used in investing activities                                         (187,181)        (189,297)        (171,880)
                                                                        ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   110,000          200,000           96,500
  Retirement of long-term debt                                                 (80,350)         (85,928)         (97,856)
  Short-term debt - net                                                         38,622          (63,600)          50,000
  Dividends paid                                                               (84,471)         (82,421)         (79,253)
  Other                                                                           (683)          (2,452)          (1,228)
                                                                        ---------------  ---------------  ---------------
Net cash used in financing activities                                          (16,882)         (34,401)         (31,837)
                                                                        ---------------  ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,150             (514)          (2,232)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 7,835            8,349           10,581
                                                                        ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        9,985   $        7,835   $        8,349
                                                                        ===============  ===============  ===============

-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                $       46,792   $       40,747   $       42,489
                                                                        ===============  ===============  ===============
    Income taxes                                                        $       53,049   $       59,129   $       61,806
                                                                        ===============  ===============  ===============

See notes to financial statements.

                          INDIANAPOLIS POWER & LIGHT COMPANY
                             Statements of Capitalization
                              December 31, 1995 and 1994
                                                                                            1995                   1994
                                                                                     -----------------      -----------------
                                                                                                   (In Thousands)
COMMON SHAREHOLDER'S EQUITY:
   Common stock, no par, authorized - 20,000,000 shares,
      issued and outstanding - 17,206,630 shares (Note 5)                            $        324,537       $        324,537
   Premium on 4% cumulative preferred stock                                                     1,363                  1,363
   Retained earnings                                                                          421,229                399,862
                                                                                     -----------------      -----------------
     Total common shareholder's equity                                               $        747,129       $        725,762
                                                                                     =================      =================
CUMULATIVE PREFERRED STOCK (Note 5):
   Nonredeemable - $100 par value, authorized
   2,000,000 shares                                          Call Price at
                                                           December 31, 1995
                                                           -----------------
    4% Series, 100,000 shares                                   $118.00              $         10,000       $         10,000
    4.20% Series, 39,000 shares                                  103.00                         3,900                  3,900
    4.60% Series, 30,000 shares                                  103.00                         3,000                  3,000
    4.80% Series, 50,000 shares                                  101.00                         5,000                  5,000
    6% Series, 100,000 shares                                    102.00                        10,000                 10,000
    8.20% Series, 199,985 shares                                 101.00                        19,998                 19,998
                                                                                     -----------------      -----------------
     Total cumulative preferred stock                                                $         51,898       $         51,898
                                                                                     =================      =================
VARIABLE CLASS PREFERRED STOCK:
   Par value undetermined, authorized
   3,000,000 shares, none issued

LONG-TERM DEBT (Notes 2 and 6):
   First mortgage bonds:
    5 1/8% Series, due April 1996                                                    $         15,000       $         15,200
    5 5/8% Series, due May 1997                                                                11,400                 11,550
    6.05% Series, due February 2004 (issued 2/94)                                              80,000                 80,000
    8% Series, due October 2006                                                                58,800                 58,800
    7 3/8% Series, due August 2007                                                             80,000                 80,000
    9 5/8% Series, due September 2012 (redeemed 12/95)                                           -                    40,000
    10 5/8% Series, due December 2014 (redeemed 3/95)                                            -                    40,000
    6.10% Series, due January 2016 (issued 4/93)                                               41,850                 41,850
    5.40% Series, due August 2017 (issued 10/93)                                               24,650                 24,650
    9 5/8% Series, due June 2019                                                               50,000                 50,000
    7.45% Series, due August 2019                                                              23,500                 23,500
    5.50% Series, due October 2023 (issued 10/93)                                              30,000                 30,000
    7.05% Series, due February 2024 (issued 2/94)                                             100,000                100,000
    6 5/8% Series, due December 2024 (issued 2/95)                                             40,000                   -
    Unamortized discount - net                                                                 (1,050)                (1,079)
                                                                                     -----------------      -----------------
      Total first mortgage bonds                                                              554,150                594,471






  Variable rate, Series 1991, Note, due August 2021                                            40,000                 40,000
  Variable rate, Series 1995B, Note, due January 2023 (issued 10/95)                           40,000                   -
  Variable rate, Series 1994A, Note, due December 2024 (issued 12/94)                          20,000                 20,000
  Variable rate, Series 1995C, Note, due December 2029 (issued 12/95)                          30,000                   -
   Current maturities and sinking fund requirements                                           (15,150)                  (350)
                                                                                     -----------------      -----------------
     Total long-term debt                                                            $        669,000       $        654,121
                                                                                     =================      =================
TOTAL CAPITALIZATION                                                                 $      1,468,027       $      1,431,781
                                                                                     =================      =================
See notes to financial statements.

                        INDIANAPOLIS POWER & LIGHT COMPANY

                         Statements of Retained Earnings
              For the Years Ended December 31, 1995, 1994 and 1993
                                                              1995               1994               1993
                                                        ---------------    ---------------    ---------------
                                                                            (In Thousands)

RETAINED EARNINGS AT BEGINNING OF YEAR                  $      399,862     $      379,249     $      356,513
NET INCOME                                                     106,273            103,823            102,766
                                                        ---------------    ---------------    ---------------
    Total                                                      506,135            483,072            459,279

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Statements of
        Capitalization)                                          3,182              3,182              3,182
    Common stock                                                81,724             80,028             76,848
                                                        ---------------    ---------------    ---------------
    Total                                                       84,906             83,210             80,030
                                                        ---------------    ---------------    ---------------
RETAINED EARNINGS AT END OF YEAR                        $      421,229     $      399,862     $      379,249
                                                        ===============    ===============    ===============


See notes to financial statements.
















                     INDIANAPOLIS POWER & LIGHT COMPANY
                     ==================================

                        Notes to Financial Statements
            For the Years Ended December 31, 1995, 1994 and 1993
----------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   All the outstanding common stock of Indianapolis Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1995 and 1994, IPL had a receivable, which is due on demand, for advances made to IPALCO.

   Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area.

   Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on generally accepted accounting principles including the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

   Revenues: Revenues are recorded as billed to customers on a monthly cycle billing basis. Revenue is not accrued for energy delivered but unbilled at the end of the year. A fuel adjustment charge provision, which is established after public hearing, is applicable to substantially all the rate schedules of IPL, and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of, or under, estimated fuel costs billed are deferred or accrued, respectively.

   Authorized Annual Operating Income: In an IURC order dated August 24, 1995, IPL's maximum authorized annual electric operating income, for purposes of quarterly earnings tests, was established at $150 million through June 29, 1996, or such date upon scrubber completion, if later, at which time it increases to $163 million effective with the implementation of new tariffs in mid-1996. This level will be maintained until changed by an IURC order in a future IPL general electric rate proceeding. Additionally, through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis.

   Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

   Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.5%, 9.5% and 8.0% during 1995, 1994 and 1993, respectively.

   Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1995 and 1994 and 3.4% during 1993. Depreciation expense for 1995 and 1994 includes adjustments to property held for future use of approximately $12.3 million and $3.9 million, respectively. These adjustments reflect expired regulatory permits and specific design and engineering costs of a future generating station in Patriot, Indiana. IPL's most recent long-term load and construction forecasts have deferred the need for base load capacity to beyond the year 2000. The specific timing and design of this future capacity cannot be determined at this time.

   Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. As of December 31, 1995, all nontax related regulatory assets have been included as allowable costs in orders of the IURC authorizing IPL to increase customer tariffs except for approximately $6 million in costs for demand side management (DSM) incurred subsequent to January 1995. See Note 9. IPL is amortizing such regulatory assets to expense over periods authorized by these orders. Specific regulatory assets are disclosed in Note 4.

   Through August 31, 1995, IPL had deferred as regulatory assets $40.9 million of certain post in-service date costs and carrying charges of its investment in Petersburg Unit 4, including $8.2 million of allowance for earnings on shareholders' investment previously recognized for ratemaking purposes but not for financial reporting purposes. As authorized in the 1995 Electric Rate Settlement Agreement discussed in Note 9, IPL, effective September 1, 1995, is amortizing to expense $32.7 million and $8.2 million of such costs over a 31-year and 2-year period, respectively.
Additionally, IPL has recorded as deferred income the $8.2 million of allowance on shareholders' investment which is being amortized to OTHER INCOME AND DEDUCTIONS, "Allowance for equity funds used during construction," over a 2-year period beginning September 1, 1995.

   In accordance with regulatory treatment, IPL defers as regulatory assets nonsinking fund debt redemption premiums, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

   Derivatives: IPL has limited involvement with derivative financial instruments, and these financial instruments are not used for trading purposes. They are used to manage well-defined interest rate risks as more fully discussed in Note 6.

   Income Taxes: Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities.

   IPL has recorded as regulatory assets and net deferred tax liabilities, income taxes payable and includable in allowable costs for ratemaking purposes in future years.

   Investment tax credits which reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

   Statements of Cash Flows - Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

   Employee Benefit Plans: Substantially all employees of IPL are covered by a defined benefit pension plan, a defined contribution plan and by a postretirement benefit plan.

   The defined benefit pension plan (the Plan) is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

   The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding, 4% of the employee's annual base compensation.

   The postretirement benefit plan is sponsored by IPL and provides certain health care and life insurance benefits to employees who retire from active service on or after obtaining age 55 and have rendered at least 10 years of service. This plan is funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

   Long-Lived Assets: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995. This statement is effective for years beginning after December 15, 1995. IPL anticipates adopting this standard on January 1, 1996, and does not expect that it will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. As competitive factors influence pricing in the utility industry, this opinion may change in the future. The general requirements of SFAS 121 apply to property, plant and equipment of IPL and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows are at least equal to the carrying amount of the asset.

   Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which requires adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. IPL has not yet determined if it will elect to change to the fair value method, however, it does not anticipate that the new standard will have a material impact on net income or earnings per share. Adoption of the new standard will have no effect on IPL's cash flows.

   Use of Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

   Reclassification: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  UTILITY PLANT IN SERVICE

   The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                           1995         1994
---------------------------------------------------------------
                                             (In Thousands)
Production                              $1,490,958   $1,434,041
Transmission                               231,410      227,988
Distribution:
  Electric                                 630,991      600,288
  Steam                                     45,249       44,492
General                                    119,182      108,722
                                        ----------   ----------
     Total utility plant in service     $2,517,790   $2,415,531
                                        ==========   ==========

   Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value amounts of financial instruments have been determined by IPL, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

   Cash, cash equivalents and notes payable: The carrying amount approximates fair value due to the short maturity of these instruments.

   Long-term debt, including current maturities and sinking fund requirements: Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The $3.6 million fair value of the interest rate swap agreement has been estimated based on the amount that IPL would have to pay to enter into an equivalent agreement at December 31, 1995, with the swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1995 and 1994, the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                       1995        1994
        ---------------------------------------------------
                                        (In Thousands)
          Carrying amount            $684,150    $654,471
          Approximate fair value     $718,229    $612,274


4.  REGULATORY ASSETS

   The amounts of regulatory assets at December 31, 1995 and 1994, are as follows:

                                                            1995      1994
-----------------------------------------------------------------------------
                                                            (In Thousands)
Postretirement Benefit Costs in Excess of Cash Payments
   and Amounts Capitalized (Note 11)                      $ 30,016  $ 25,182
Unamortized Reacquisition Premium on Debt (Note 1)          22,600    20,047
Related to Deferred Taxes (Note 1)                          34,178    21,054
Unamortized Petersburg Unit 4 Carrying Charges (Note 1)     39,143    40,595
Demand Side Management Costs (Note 9)                       10,853     4,713
Other                                                        5,921     4,274
                                                          --------  --------
      Total Regulatory Assets                             $142,711  $115,865
                                                          ========  ========

     Amortization of nontax regulatory assets amounted to $6.1 million, $1.0 million and $0.7 million for 1995, 1994 and 1993, respectively.

5.  CAPITAL STOCK

   Common Stock: There were no changes in IPL common stock during 1995, 1994 and 1993.

   Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indenture securing IPL's First Mortgage Bonds. All of the retained earnings at December 31, 1995, were free of such restrictions.

   Cumulative Preferred Stock: Preferred stock shareholders are entitled to two votes per share, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority.

6.  LONG-TERM DEBT

   The 6.10% Series due 2016, 5.40% Series due 2017, 5.50% Series due 2023, 6 5/8% Series due 2024 and the variable rate Series 1991, 1994A, 1995B and 1995C notes (all referred to as "notes") are issued to the city of Petersburg, Indiana (City), by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the City. The Series 1991 note provides for an interest rate which varies with the tax-exempt commercial paper rate. The 1994A, 1995B and 1995C notes provide for an interest rate which varies with the tax-exempt weekly rate. The IPL variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of IPL's First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements which were unused at December 31, 1995.

   The average interest rates and the year-end interest rates for the variable rate notes are as follows:

                   Average Interest Rate for     Interest Rate at
                  the Year Ended December 31,      December 31,
                          1995    1994             1995   1994
----------------------------------------------------------------------

      Series 1991         3.91%   2.98%            3.72%  3.85%
      Series 1994A        3.94%   5.50%            5.10%  5.50%
      Series 1995B        5.14%     -              5.21%    -
      Series 1995C        4.41%     -              5.10%    -

   In conjunction with the issuance of the 1995B notes, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B notes. The result is to effectively establish a fixed rate of interest on the 1995B notes of 5.21%.

   Maturities and sinking fund requirements on long-term debt for the five years subsequent to December 31, 1995, are as follows:

                                           Net Sinking Fund
                               Maturities    Requirements      Total
-------------------------------------------------------------------------
                                            (In Thousands)
  1996                           $15,000       $    150       $15,150
  1997                            11,250              -        11,250
  1998 - 2000                          -              -             -

   IPL redeemed the $19.65 million, 6.9% Series and the $22.2 million, 6.6% Series First Mortgage Bonds in June 1993; the $24.65 million, 5.8% Series and the $30.0 million, 10 1/4% Series First Mortgage Bonds in November 1993 and the $33.2 million, 7.4% Series, the $19.75 million, 7 1/8% Series and the $25.2 million, 7.65% Series First Mortgage Bonds in March 1994.

7.  LINES OF CREDIT

   IPL has lines of credit with banks of $100 million at December 31, 1995, to provide loans for interim financing. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1996, to November 30, 1996, and require the payment of commitment fees. At December 31, 1995, these credit lines were unused. Lines of credit supporting commercial paper were $56 million at December 31, 1995. IPL has an uncommitted line of credit with a bank in the amount of $25 million. At December 31, 1995, $16 million was unused. The weighted average interest rate on notes payable and commercial paper outstanding was 5.80% and 6.17% at December 31, 1995 and 1994, respectively.

8.  INCOME TAXES

   Federal and state income taxes charged to income are as follows:

                                                   1995     1994     1993
---------------------------------------------------------------------------
                                                       (In Thousands)
Operating Expenses:
  Current income taxes:
    Federal                                       $50,869  $45,919  $52,321
    State                                           7,670    6,919    7,761
                                                  -------  -------  -------
      Total current taxes                          58,539   52,838   60,082
                                                  -------  -------  -------

      Total deferred taxes                         (1,439)   5,973    3,058
                                                  -------  -------  -------

  Net amortization of investment credit            (3,125)  (3,268)  (3,268)
                                                  -------  -------  -------
        Total charge to operating expenses         53,975   55,543   59,872
Net credit to other income and deductions            (407)    (823)    (599)
                                                  -------  -------  -------
Total federal and state income tax provisions     $53,568  $54,720  $59,273
                                                  =======  =======  =======

   The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                           1995    1994    1993
-----------------------------------------------------------------
Federal statutory tax rate                 35.0%   35.0%   35.0%
Effect of state income taxes               (1.8)   (1.8)   (1.8)
Amortization of investment tax credits     (2.0)   (2.1)   (2.0)
Removal cost adjustments                   (1.7)   (0.8)    0.0
Other - net                                (1.0)   (0.8)    0.1
                                           ----    ----    ----
  Effective tax rate                       28.5%   29.5%   31.3%
                                           ====    ====    ====

   The significant items comprising IPL's net deferred tax liability recognized in the balance sheets as of December 31, 1995 and 1994, are as follows:

                                               1995        1994
------------------------------------------------------------------
                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                $366,801   $349,461
  Early retirement of bonds                      8,028      7,697
  Other                                          6,638      4,414
                                              --------   --------
      Total deferred tax liabilities           381,467    361,572
                                              --------   --------
Deferred tax assets:
  Unbilled revenue                              11,157      9,538
  Pension                                       12,059     10,865
  Investment tax credit                         30,936     32,846
  Other                                         33,567     26,261
                                              --------   --------
      Total deferred tax assets                 87,719     79,510
                                              --------   --------
Net deferred tax liability                    $293,748   $282,062
                                              ========   ========

 9.  RATE MATTERS

   Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's pending electric general rate proceeding. The Settlement Agreement was entered into by IPL and all parties to the proceeding, including the Office of Utility Consumer Counselor, the IPL Industrial Group, the Citizens Action Coalition of Indiana, Inc. and the city of Indianapolis.

   The Settlement Agreement authorized IPL to increase its basic rates and charges for retail electric service in two steps, as follows:

         Step 1 - $35,000,000 on September 1, 1995

         Step 2 - $25,000,000 on or after June 30, 1996, conditioned only upon the filing of a "Certificate of In-service Date" showing completion and operation of IPL's Petersburg Units 1 and 2 sulfur dioxide removal facilities (scrubbers).

   IPL anticipates the in-service date of these scrubbers to occur on or before June 30, 1996.

   The Settlement Agreement provides for the inclusion in rate base of $42.8 million of the scrubber construction costs during Step 1 and an additional $160.9 million during Step 2. IPL also is authorized to begin amortization of its regulatory assets including amounts deferred for electric service postretirement benefits expenses and relating to its Petersburg Unit 4 carrying charges. Additionally, IPL's existing depreciation rates were reapproved.

   Under terms of the agreement, IPL will not seek another general increase in its basic rates and charges until after July 1, 1997, except in the event of an emergency. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

   Environmental Compliance Plan: On August 18, 1993, IPL obtained an Order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Federal Clean Air Act Amendments of 1990 (the Act).

   Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. Accordingly, IPL will implement new steam tariffs designed to produce estimated additional annual steam operating revenues as follows:

                                Additional           Cumulative
                                  Annual               Annual
               Year              Revenues             Revenues
               ----            ------------         ------------
          January 13, 1996     $ 1,625,000          $ 7,160,000
          January 13, 1997       2,384,000            9,544,000
          January 13, 1998         370,000            9,914,000

   Demand Side Management Program: In compliance with an order dated September 8, 1993, IPL is deferring certain approved DSM costs and carrying charges. In the 1995 Electric Rate Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995.

10.  EMPLOYEE PENSION BENEFIT PLAN

   Net pension cost is comprised of the following components:

                                                    1995      1994      1993
------------------------------------------------------------------------------
                                                        (In Thousands)

Service cost--benefits earned during the period   $ 6,375   $ 7,832   $ 6,355
Interest cost on projected benefit obligation      15,348    15,358    14,192
Actual return on plan assets                      (29,529)   10,366   (40,045)
Net amortization and deferral                      13,499   (27,297)   25,689
                                                  -------   -------   -------
Net periodic pension cost                           5,693     6,259     6,191
Less amount allocated to related parties               98        79        87
                                                  -------   -------   -------
IPL net periodic pension cost                     $ 5,595   $ 6,180   $ 6,104
                                                  =======   =======   =======

     The accounting distribution of the net periodic pension costs for 1995, 1994 and 1993, follows:

                                          1995      1994      1993
---------------------------------------------------------------------
                                              (In Thousands)

Expense                                 $ 4,396   $ 4,815   $ 4,764
Capitalized                               1,199     1,365     1,329
                                        -------   -------   -------
Net periodic pension cost               $ 5,595   $ 6,180   $ 6,093
                                        =======   =======   =======

   A summary of the Plans' funding status at its October 31, 1995, evaluation date and the amount recognized in the balance sheets at December 31, 1995 and 1994, follows:

                                                            1995        1994
-------------------------------------------------------------------------------
                                                             (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $(148,124)  $(123,306)
  Nonvested benefit obligation                             (27,883)    (26,394)
                                                         ---------   ---------
  Accumulated benefit obligation                         $(176,007)  $(149,700)
                                                         =========   =========

Projected benefit obligation                             $(223,137)  $(201,345)
Plan assets at fair value                                  220,978     199,522
                                                         ---------   ---------
Funded status--plan assets less than projected
  benefit obligation                                        (2,159)     (1,823)
Unrecognized net gain from past experience different
  from that assumed                                        (30,174)    (31,058)
Unrecognized past service costs                             14,495      21,188
Unrecognized net asset at January 1, 1987 being
  amortized over an original life of 18.9 years            (13,996)    (15,410)
                                                         ---------   ---------
Net accrued pension benefits included in other long-term
  liabilities at December 31                             $ (31,834)  $ (27,103)
                                                         =========   =========

   Approximately 30% of the Plans' assets were in equity securities, with the remainder in fixed income securities.

   Assumptions used in determining the information above were:

                                                  1995    1994    1993
-----------------------------------------------------------------------
Discount rate                                     7.50%   8.00%   7.00%
Rate of increase in future compensation levels    5.10%   6.10%   6.10%
Expected long-term rate of return on assets       8.00%   8.00%   8.00%

11.  EMPLOYEE POSTRETIREMENT BENEFIT PLAN

   Net postretirement benefit cost is comprised of the following components:

                                                                    1995       1994       1993
------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
Service cost -- benefits earned during the period                 $ 3,855    $ 5,051    $ 4,760
Interest cost on accumulated postretirement benefit obligation     10,796     11,052     10,792
Actual return on plan assets                                         (319)      (435)      (297)
Net amortization and deferral                                       4,661      5,740      5,732
                                                                  -------    -------    -------
Net periodic postretirement benefit cost                          $18,993    $21,408    $20,987
                                                                  =======    =======    =======

     The accounting distribution of the net postretirement benefit costs for 1995, 1994 and 1993, follows:

                                                  1995       1994       1993
------------------------------------------------------------------------------
                                                       (In Thousands)

Expense                                        $  8,124   $  4,655   $  4,368
Capitalized                                       3,891      4,464      3,726
Regulatory asset deferral                         6,978     12,289     12,893
                                               --------   --------   --------
Net periodic postretirement benefit cost       $ 18,993   $ 21,408   $ 20,987
                                               ========   ========   ========

     During 1995, IPL expensed $2.1 million of postretirement regulatory asset amortization.


   A summary of the retiree health care and life insurance plan's funding status, and the amount recognized in the balance sheets at December 31, 1995 and 1994, follows:

                                                                                 1995         1994
-----------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement                             (In Thousands)
  benefit obligation:
    Retirees                                                                  $ (60,442)   $ (55,462)
    Fully eligible active plan participants                                     (20,645)     (19,531)
    Other active plan participants                                              (61,055)     (58,573)
                                                                              ---------    ---------
  Total                                                                        (142,142)    (133,566)
Plan assets at fair value                                                        29,800       10,570
                                                                              ---------    ---------
Funded status--accumulated postretirement benefit obligation in excess
    of plan assets                                                             (112,342)    (122,996)
Unrecognized net gain from past experience different from that assumed          (21,761)     (21,606)
Unrecognized net obligation at January 1, 1993 being amortized over
    an original life of 20 years                                                103,586      110,085
                                                                              ---------    ---------
Net accrued postretirement benefit cost included in deferred liabilities at
    December 31                                                               $ (30,517)   $ (34,517)
                                                                              =========    =========

   IPL has expensed its nonconstruction related postretirement benefits costs associated with its regulated steam business and, subsequent to August 1995, with its regulated electric business. IPL's electric business postretirement benefits costs incurred prior to September 1, 1995, net of amounts paid and capitalized for construction, were deferred as a regulatory asset on the balance sheets. The 1995 Settlement Agreement approved the amortization to operating expense of this regulatory asset over five years beginning September 1, 1995. The annual amortization is $6.4 million. The 1995 Settlement Agreement also approved IPL's plan to fund annual postretirement benefits costs to an irrevocable Voluntary Employee Beneficiary Association (VEBA) Trust. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. The VEBA Trust provides for full funding of IPL's accumulated postretirement benefit obligation in the event of certain change of control transactions. During 1995 IPL funded $18.5 million of these costs.

   Plan assets consist of the cash surrender value of life insurance policies on certain active and retired employees.

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 9.5% for 1996, gradually declining to 4.5% in 2003. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation, as of December 31, 1995, by approximately $20.3 million and the combined service cost and interest cost for 1995 by approximately $2.7 million.

   Assumptions used in determining the information above were:

                                                    1995    1994    1993
--------------------------------------------------------------------------
Discount rate                                       7.25%   8.00%   7.00%
Rate of increase in future compensation levels      5.10%   6.10%   6.10%
Expected long-term rate of return on assets         8.00%   8.00%   8.00%

12.  OTHER EMPLOYEE BENEFIT PLANS

   IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.2 million, $3.3 million and $3.1 million in 1995, 1994 and 1993, respectively.

13.  COMMITMENTS AND CONTINGENCIES

   In 1996, IPL anticipates the cost of its construction program to be approximately $104 million.

   IPL will comply with the provisions of the Federal Clean Air Act Amendments of 1990 (the Act) through the installation of SO2 scrubbers and NOx facilities. The cost of complying with the Act in 1996, including AFUDC, is estimated to be approximately $35 million. During 1995, 1994 and 1993, expenditures for compliance with the Act were $101.9 million, $59.4 million and $13.7 million, respectively.

   IPL has a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP) for 100 megawatts (MW) of capacity which was effective April 1992, with the purchase of an additional 100 MW (for a total of 200
MW) which began in April 1993. IPL is committed to providing monthly capacity payments of $1.2 million through March 31, 1997. Capacity payments during 1995, 1994 and 1993 under this agreement totaled $14.4 million, $14.4 million and $12.6 million, respectively.

   IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the financial position and results of operations. With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and continues to believe that IPL is in compliance with its various permits.


14.  QUARTERLY RESULTS (UNAUDITED)

   Operating results for the years ended December 31, 1995 and 1994 by quarter, are as follows (in thousands):

                                               1995
                        -------------------------------------------------
                        March 31     June 30    September 30  December 31
                        --------     -------    ------------  -----------

Operating revenues      $175,518     $159,652     $199,873     $174,166
Operating income          38,278       30,598       50,706       28,530
Net income                27,612       20,111       40,598       17,952

                                               1994
                        -------------------------------------------------
                        March 31     June 30    September 30  December 31
                        --------     -------    ------------  -----------

Operating revenues      $181,178     $161,137     $183,666     $160,095
Operating income          41,520       29,440       42,832       29,518
Net income                31,563       19,202       32,640       20,418

   The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Milder weather was experienced in the first quarter of 1995 while warmer weather was experienced in the third quarter of 1995. In addition, during the fourth quarter of 1995 and the third quarter of 1994, IPL expensed approximately $12.3 million and $3.1 million, respectively, of property held for future use. See Note 9 regarding rate increases.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                  PART III



Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to the directors of the registrant, set forth in the Information Statement of Indianapolis Power & Light Company dated March 8, 1996 (the registrant's Information Statement), under "Directors and Nominees" at pages 2-5 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at page I-8 of this Form 10-K under "Executive Officers of the Registrant at February 27, 1996."

Item 11.   EXECUTIVE COMPENSATION

          Information relating to executive compensation, set forth in the registrant's Information Statement under "Compensation of Executive Officers" at pages 6-8, "Compensation of Directors" at page 9, "Compensation Committee Interlocks and Insider Participation" at page 12, "Pensions Plans" at page 14, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at page 15, is incorporated herein by reference.

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

              1.  Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Cash Flows for the Years
                       Ended December 31, 1995, 1994 and 1993

                     Statements of Income for the Years Ended
                       December 31, 1995, 1994 and 1993

                     Balance Sheets, December 31, 1995 and 1994

                     Statements of Capitalization
                       December 31, 1995 and 1994

                     Statements of Retained Earnings for the Years
                       Ended December 31, 1995, 1994 and 1993

                     Notes to Financial Statements

              2.  Financial Statement Schedules

                  Included in Part IV of this report:

                     For each of the years ended December 31, 1995, 1994
                       and 1993

                       Schedule II - Valuation and Qualifying Accounts

                       Exhibit 12.1 - Ratio of Earnings to Fixed Charges

              3.  Exhibits

                    The Exhibit Index beginning on page IV-8 of this
                  Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K

              None


                         INDEPENDENT AUDITORS' REPORT
                         ============================


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the financial statements of Indianapolis Power & Light
Company as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 26, 1996; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Indianapolis Power & Light Company, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP

Indianapolis, Indiana
January 26, 1996



























                            INDIANAPOLIS POWER & LIGHT COMPANY                                          SCHEDULE II

                            Valuation and Qualifying Accounts
                  For the Years Ended December 31, 1995, 1994 and 1993
                                      (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                       COLUMN A                           COLUMN B            COLUMN C         COLUMN D     COLUMN E
                                                                              ADDITIONS       DEDUCTIONS
                                                                      ---------------------  FOR PURPOSES
                                                                      CHARGED TO   CHARGED    FOR WHICH
                                                         BALANCE AT   COSTS AND    TO OTHER    RESERVES     BALANCE AT
                      DESCRIPTION                        JANUARY 1     EXPENSES    ACCOUNTS  WERE CREATED  DECEMBER 31
------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $  916,943  $   99,075   $    0     $   31,108    $  984,910
       Reserve for depreciation of nonutility property   $       37  $       11   $    0     $        0    $       48
       Reserve for receivables                           $      743  $    1,939   $    0     $    1,896    $      786



YEAR ENDED DECEMBER 31, 1994:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $  876,054  $   87,028   $    0     $   46,139    $  916,943
       Reserve for depreciation of nonutility property   $       27  $       10   $    0     $        0    $       37
       Reserve for receivables                           $      626  $    1,824   $    0     $    1,707    $      743



YEAR ENDED DECEMBER 31, 1993:

RESERVES DEDUCTED IN BALANCE SHEET
    FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $  818,319  $   78,372   $    0     $   20,637    $  876,054
       Reserve for depreciation of nonutility property   $       19  $        8   $    0     $        0    $       27
       Reserve for receivables                           $      647  $    1,845   $    0     $    1,866    $      626














                     INDIANAPOLIS POWER & LIGHT COMPANY                         EXHIBIT 12.1

                     Ratio of Earnings to Fixed Charges



                                                     YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                               1995              1994              1993
                                             ---------         ---------         ---------
                                                      (Thousands of Dollars)

Earnings, as defined:
     Net income                              $106,273          $103,823          $102,766
     Income taxes                              53,568            54,720            59,273
     Fixed charges, as below                   51,778            48,302            44,655
                                             ---------         ---------         ---------
         Total earnings, as defined          $211,619          $206,845          $206,694
                                             =========         =========         =========
Fixed charges, as defined:
     Interest charges                        $ 51,596          $ 48,164          $ 44,491
     Rental interest factor                       182               138               164
                                             ---------         ---------         ---------
         Total fixed charges, as defined     $ 51,778          $ 48,302          $ 44,655
                                             =========         =========         =========
Ratio of earnings to fixed charges               4.09              4.28              4.63
                                             =========         =========         =========





























                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIANAPOLIS POWER & LIGHT COMPANY



                                    By  /s/ John R. Hodowal
                                      ---------------------------------------
                                      (John R. Hodowal, Chairman of the Board
                                          and Chief Executive Officer)

Date:  February 27, 1996
       -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                Title                      Date
           ---------                -----                      ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal     Chairman of the Board and   February 27, 1996
      ----------------------   Chief Executive Officer
       (John R. Hodowal)


 (ii) Principal Financial Officer:


       /s/ John R. Brehm      Senior Vice President -     February 27, 1996
       ---------------------  Finance and Information
        (John R. Brehm)       Services



(iii) Principal Accounting Officer:


       /s/ Stephen J. Plunkett       Controller           February 27, 1996
       -----------------------
        (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of Indianapolis Power & Light
      Company:


       /s/ Joseph D. Barnette, Jr.   Director             February 27, 1996
       ---------------------------
        (Joseph D. Barnette, Jr.)


       /s/ Robert A. Borns           Director             February 27, 1996
       ---------------------------
        (Robert A. Borns)


       /s/ Mitchell E. Daniels, Jr.  Director             February 27, 1996
       ----------------------------
        (Mitchell E. Daniels, Jr.)


       /s/ Rexford C. Early          Director             February 27, 1996
       ---------------------------
        (Rexford C. Early)


       /s/ Otto N. Frenzel III       Director             February 27, 1996
       ---------------------------
        (Otto N. Frenzel III)


       /s/ Max L. Gibson             Director             February 27, 1996
       ---------------------------
        (Max L. Gibson)


       /s/ Edwin J. Goss             Director             February 27, 1996
       ---------------------------
        (Edwin J. Goss)


       /s/ Dr. Earl B. Herr, Jr.     Director             February 27, 1996
       ---------------------------
        (Dr. Earl B. Herr, Jr.)


       /s/ John R. Hodowal           Director             February 27, 1996
       ---------------------------
        (John R. Hodowal)


       /s/ Ramon L. Humke            Director             February 27, 1996
       ---------------------------
        (Ramon L. Humke)


       /s/ Sam H. Jones              Director             February 27, 1996
       ---------------------------
        (Sam H. Jones)


       /s/ Andre B. Lacy             Director             February 27, 1996
       ---------------------------
        (Andre B. Lacy)


       /s/ L. Ben Lytle              Director             February 27, 1996
       ---------------------------
        (L. Ben Lytle)


       /s/ Thomas M. Miller          Director             February 27, 1996
       ---------------------------
        (Thomas M. Miller)


       /s/ Sallie W. Rowland         Director             February 27, 1996
       ---------------------------
        (Sallie W. Rowland)


       /s/ Thomas H. Sams            Director             February 27, 1996
       ---------------------------
        (Thomas H. Sams)

                                   EXHIBIT INDEX
                                   -------------
   Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

Exhibit
  No.                           Description
-------   -------------------------------------------------------------------
3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended March 31, 1991.)

3.2* Bylaws of Indianapolis Power & Light Company dated January 25, 1994. (Form 10-Q for the quarter ended March 31, 1994.)

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 30 Supplemental Indentures.

             Exhibits D in File No. 2-4396; B-1 in File No. 2-6210; 7-C
          File No. 2-7944; 7-D in File No. 2-72944; 7-E in File No. 2-8106;
          7-F in File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No. 2-10052; 2-I in File No. 2-12488; 2-J in File No. 2-13903; 2-K in
          File No. 2-22553; 2-L in File No. 2-24581; 2-M in File No. 2-
          26156; 4-D in File No. 2-26884; 2-D in File No. 2-38332; Exhibit
          A to Form 8-K for October 1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File
          No. 2-53541; 2E in File No. 2-55154; 2E in File no. 2-60819; 2F
          in File No. 2-60819; 2-G in File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for year ended 12-31-85.)

4.2* Thirty-Second Supplemental Indenture dated as of June 1, 1989. (Form 10-K for year ended 12-31-89.)

4.3* Thirty-Third Supplemental Indenture dated as of August 1, 1989. (Form 10-K for year ended 12-31-89.)

4.4* Thirty-Fourth Supplemental Indenture dated as of October 15, 1991. (Form 10-K for year ended 12-31-91.)

4.5* Thirty-Fifth Supplemental Indenture dated as of August 1, 1992. (Form 10-K for year ended 12-31-92.)

4.6* Thirty-Sixth Supplemental Indenture dated as of April 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.7* Thirty-Seventh Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.8* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.9* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.10* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.12      Forty-Second Supplemental Indenture dated as of October 1, 1995.

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

10.4 Transportation Contract dated September 28, 1987, between Indianapolis Power & Light Company and Consolidated Rail Corporation, together with Amendment Number 1, 2, 3 and 4.

10.5* Coal Supply Agreement between Indianapolis Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company dated December 7, 1994. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Exhibit 10.2 to the Form 10-Q dated 3-31-95.)

10.6 Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum IV.

10.7 Third Amendment to the Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. (The Third Amendment amends and restates the complete agreement between the parties.)

10.8* Facilities Agreement effective in 1968 among Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

10.9 Facilities Agreement dated August 16, 1977, between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc., together with Amendment Number 1 and 2.

10.10* East Central Area Reliability Agreement dated August 1, 1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibits 5-I in File No. 2-38332 and 5-J in File No. 2-38332.)

10.11 Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification Number 9.

10.12 Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 4.

10.13 Interconnection Agreement, dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification 1.

10.14 Interchange Agreement between Indianapolis Power & Light Company and ENRON Power Marketing, Inc. dated August 1, 1995.

10.15 Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification 1.

10.16* Employment Agreement between Indianapolis Power & Light Company and Ramon L. Humke dated February 1, 1990. (Exhibit 10.31 to the Form 10-K dated 12-31-94.) **

10.17* Employment Agreement by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated July 29, 1986. (Exhibit 10.32 to the Form 10-K dated 12-31-94.) **

10.18     Directors' and Officers' Liability Insurance Policy No.
          DO392B1A95 effective June 1, 1995 to June 1, 1996.  **

10.19* Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Directors dated February 22, 1983, as amended. (Exhibit 10.34 to the Form 10-K dated 12-31-94.) **

10.20* Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Officers effective January 1, 1994. (Exhibit 10.35 to the Form 10-K dated 12-31-94.) **

10.21 Indianapolis Power & Light Company Supplemental Retirement Plan and Trust Agreement For a Select Group of Management Employees (As Amended and Restated Effective March 1, 1996.) **

10.22     1995 Management Incentive Program.  **

10.23 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

12.1      Ratio of Earnings to Fixed Charges.

21.1      Subsidiaries of the Registrant.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule.

99.1* Agreement, dated as of October 27, 1993, by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke. (Form 10-Q for quarterly period ended 9-30-93.)

99.2* Amendment to Agreement dated October 27, 1994, by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke. (Exhibit 99.2 to the Form 10-K dated 12-31-94.)