Form 10-K/A
period 1995-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1996-03-21
CIK 50217

FORM 10-K/A-1

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

   IPL's construction program for the five-year period 1996-2000, is estimated to cost $528.4 million including AFUDC. The estimated cost of the program by year (in millions) is $103.6 in 1996; $100.9 in 1997; $106.7 in 1998; $111.9 in 1999 and $105.3 in 2000. It includes $271.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. The forecast also includes $107.3 million for combustion turbines with in-service dates of 1999, 2000 and 2001, and $45.4 million in environmental costs of which approximately $35 million pertains to the Clean Air Act. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

   IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Capital Requirements." Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC and the Environmental Protection Agency
(EPA). Estimated annual costs for all air, solid waste and water environmental compliance measures are $25 million and $5 million in 1996 and 1997, respectively.


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


Date:  March 21, 1996
       --------------