Form 10-Q
period 1996-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1996-05-14
CIK 50217

                                 FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
             March 31, 1996             Commission File Number  1-3132-2



                    INDIANAPOLIS POWER & LIGHT COMPANY
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ---------    ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding At March 31, 1996
                -----                     -----------------------------
       Common (Without Par Value)               17,206,630 Shares

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------
                               INDEX
                               -----


                                                        Page No.
                                                        --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income -
        Three Months Ended March 31, 1996 and 1995          2

     Balance Sheets - March 31, 1996 and
        December 31, 1995                                   3

     Statements of Cash Flows -
        Three Months Ended March 31, 1996 and 1995          4

     Notes to Financial Statements                          5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6-8

PART II.  OTHER INFORMATION                              9-11
- ---------------------------

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        INDIANAPOLIS POWER & LIGHT COMPANY
                               Statements of Income
                                  (In Thousands)
                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                             1996               1995
                                                       -------------      -------------
OPERATING REVENUES:
  Electric                                             $     183,938      $     164,347
  Steam                                                       12,508             11,171
                                                       -------------      -------------
    Total operating revenues                                 196,446            175,518
                                                       -------------      -------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                      44,423             43,667
    Other                                                     32,957             27,415
  Power purchased                                              4,730              3,879
  Purchased steam                                              2,152              1,984
  Maintenance                                                 13,814             14,691
  Depreciation and amortization                               23,706             21,381
  Taxes other than income taxes                                8,961              8,635
  Income taxes - net                                          20,859             15,588
                                                       -------------      -------------
    Total operating expenses                                 151,602            137,240
                                                       -------------      -------------
OPERATING INCOME                                              44,844             38,278
                                                       -------------      -------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction          1,851              1,051
  Other - net                                                   (514)              (379)
  Income taxes - net                                             186                185
                                                       -------------      -------------
    Total other income - net                                   1,523                857
                                                       -------------      -------------
INCOME BEFORE INTEREST CHARGES                                46,367             39,135
                                                       -------------      -------------
INTEREST CHARGES:
  Interest                                                    12,212             12,823
  Allowance for borrowed funds used during construction       (1,725)            (1,300)
                                                       -------------      -------------
    Total interest charges                                    10,487             11,523
                                                       -------------      -------------
NET INCOME                                                    35,880             27,612

PREFERRED DIVIDEND REQUIREMENTS                                  795                795
                                                       -------------      -------------

INCOME APPLICABLE TO COMMON STOCK                      $      35,085      $      26,817
                                                       =============      =============

See notes to financial statements.

                   INDIANAPOLIS POWER & LIGHT COMPANY
                             Balance Sheets
                             (In Thousands)
                               (Unaudited)
                                                                March 31         December 31
                                                                  1996              1995
                                                            -------------      ---------------
                        ASSETS
                        ------
UTILITY PLANT:

  Utility plant in service                                  $    2,521,662      $    2,517,790
  Less accumulated depreciation                                  1,002,193             984,910
                                                            --------------      --------------
      Utility plant in service - net                             1,519,469           1,532,880
  Construction work in progress                                    266,957             249,249
  Property held for future use                                       9,878               9,878
                                                            --------------      --------------
      Utility plant - net                                        1,796,304           1,792,007
                                                            --------------      --------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                             4,434               4,454
                                                            --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                         20,128               9,985
  Accounts receivable (less allowance for doubtful
    accounts 1996, $815 and 1995, $786)                             55,004              57,152
  Fuel - at average cost                                            28,695              29,894
  Materials and supplies - at average cost                          58,359              56,547
  Prepayments and other current assets                               3,195               4,095
                                                            --------------      --------------
      Total current assets                                         165,381             157,673
                                                            --------------      --------------
DEFERRED DEBITS:
  Regulatory assets                                                142,772             142,711
  Miscellaneous                                                     12,436              11,971
                                                            --------------      --------------
      Total deferred debits                                        155,208             154,682
                                                            --------------      --------------
              TOTAL                                         $    2,121,327      $    2,108,816
                                                            ==============      ==============














      3 continued
            CAPITALIZATION AND LIABILITIES
            ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                            $      324,537      $      324,537
    Premium on 4% cumulative preferred stock                         1,363               1,363
    Retained earnings                                              435,259             421,229
                                                            --------------      --------------
      Total common shareholder's equity                            761,159             747,129
  Cumulative preferred stock                                        51,898              51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                 669,008             669,000
                                                            --------------      --------------
      Total capitalization                                       1,482,065           1,468,027
                                                            --------------      --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                        50,500              65,022
  Current maturities and sinking fund requirements                  15,150              15,150
  Accounts payable and accrued expenses                             61,031              73,053
  Dividends payable                                                 21,868              21,263
  Taxes accrued                                                     45,684              19,023
  Interest accrued                                                  11,748              14,324
  Other current liabilities                                         16,033              16,092
                                                            --------------      --------------
      Total current liabilities                                    222,014             223,927
                                                            --------------      --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                          296,393             293,748
  Unamortized investment tax credit                                 49,901              50,636
  Accrued postretirement benefits                                   28,407              30,517
  Accrued pension benefits                                          33,151              31,834
  Miscellaneous                                                      9,396              10,127
                                                            --------------      --------------
      Total deferred credits and other long-term liabilities       417,248             416,862
                                                            --------------      --------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
              TOTAL                                         $    2,121,327      $    2,108,816
                                                            ==============      ==============

See notes to financial statements.

                   INDIANAPOLIS POWER & LIGHT COMPANY
                        Statements of Cash Flows
                             (In Thousands)
                              (Unaudited)
                                                                                Three Months Ended
                                                                                     March 31
                                                                              1996              1995
                                                                         --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      35,880     $      27,612
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               26,576            21,659
    Deferred income taxes and investment tax credit adjustments - net             (728)            2,342
    Allowance for funds used during construction                                (3,576)           (2,352)
    Premiums on redemptions of debt                                                -                (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                          2,148             1,442
    Fuel, materials and supplies                                                  (613)           (2,882)
    Accounts payable                                                           (12,022)           (4,161)
    Taxes accrued                                                               26,661            20,095
    Accrued pension benefits                                                     1,317             1,576
    Other - net                                                                 (3,541)            1,745
                                                                         --------------    --------------
Net cash provided by operating activities                                       72,102            66,276
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (22,996)          (44,387)
  Other                                                                         (3,086)           (6,979)
                                                                         --------------    --------------
Net cash used in investing activities                                          (26,082)          (51,366)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                       -              40,000
  Retirement of long-term debt                                                     -             (40,000)
  Short-term debt - net                                                        (14,522)            4,301
  Dividends paid                                                               (21,244)          (20,806)
  Other                                                                           (111)              (61)
                                                                         --------------    --------------
Net cash used in financing activities                                          (35,877)          (16,566)
                                                                         --------------    --------------
Net increase (decrease) in cash and cash equivalents                            10,143            (1,656)
Cash and cash equivalents at beginning of period                                 9,985             7,835
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $      20,128     $       6,179
                                                                         ==============    ==============








      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                 $      12,883     $      15,271
                                                                         ==============    ==============
    Income taxes                                                         $       1,625     $      (4,558)
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

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------
                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------

1.  Indianapolis Power & Light Company is a subsidiary of IPALCO
    Enterprises, Inc.

2. In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1995 Annual Report on Form 10-K.

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

4. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Indianapolis Power & Light Company (IPL) on February 27, 1996, declared a quarterly dividend on common stock of $21,052,910. The dividend was paid by IPL to IPALCO Enterprises, Inc. in April, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $23.0 million during the first quarter ended March 31, 1996, representing a $21.4 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the first quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as the construction project nears its completion in mid-1996. Internally generated cash provided by IPL's operations were used for construction expenditures during the first quarter of 1996. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

     The five-year construction program has not changed from that previously reported in IPL's 1995 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1995 Form 10-K report for further discussion).

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.


RESULTS OF OPERATIONS

     Comparison of Quarters Ended March 31, 1996 and March 31, 1995
     --------------------------------------------------------------

     Income applicable to common stock increased $8.3 million during the first quarter of 1996 from the comparable 1995 period. The following discussion highlights the factors contributing to this increase.

Operating Revenues
- ------------------

    Operating revenues during the first quarter of 1996 increased $20.9 million from the comparable 1995 period. The increase in revenues resulted from the following:

                                                    Increase (Decrease)
                                                   from Comparable Period
                                                   ----------------------
                                                     Three Months Ended
                                                     ------------------
                                                   (Millions of Dollars)

       Increase in base electric rates                     $ 10.3
       Additional Kilowatt-hour (KWH) sales - net of fuel    10.0
       Fuel revenues                                         (2.2)
       Steam revenues                                         1.3
       Sales for resale                                       1.2
       Other revenues                                         0.3
                                                           ------
       Total change in operating revenues                  $ 20.9
                                                           ======

     The increase in base rate electric revenues is the result of new tariffs, effective September 1, 1995, designed to produce $35-million additional annual revenues. The increase in retail KWH sales during the first quarter of 1996, as compared to the same period in 1995, reflects customer growth and increased sales resulting primarily from colder weather in the first quarter of 1996. Heating degree days in the Indianapolis area increased 15 percent for the first quarter, over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the first quarter of 1996, as compared to the same quarter in 1995, reflect energy requirements of other utilities.

Operating Expenses
- ------------------

     Other operating expenses in the first quarter of 1996 increased from the same period a year ago by $5.5 million. The increase was primarily due to expensing $3.9 million of postretirement benefit expenses which commenced coincident with the electric rate case settlement, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.7 million, an increase in customer service and informational and sales expenses of $0.6 million and an increase in overhead lines expenses of $0.5 million, partially offset by a decrease in other electric distribution expenses of $0.2 million.

     Power purchased increased $0.9 million during the first quarter of 1996 from the comparable period in 1995 primarily due to increased purchases of firm-peaking energy.

     Purchased steam increased $0.2 million in the first quarter of 1996 from the same quarter last year due to an increase in therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses in the first quarter of 1996 decreased from the comparable period in 1995 by $0.9 million. The decrease reflects decreased unit overhaul expenses of $1.3 million and decreased transmission expense of $0.2 million, partially offset by increased general plant expenses of $0.4 million and increased other miscellaneous maintenance expenses of $0.2 million.

     Depreciation and amortization expense increased $2.3 million in the first quarter of 1996 over the same period in 1995. This increase resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995, electric rate increase and increases in the depreciable utility plant balances.

     Income taxes - net increased $5.3 million during the first quarter of 1996 over the comparable quarter last year primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 17.2% from last year, to $44.8 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $0.8 million during the first quarter of 1996 from the same period in 1995 primarily due to carrying charges on regulatory assets resulting from the electric rate case settlement.

     Other - net decreased $0.1 million during the first quarter of 1996 over last year, primarily due to a decrease in investment income.

Interest Charges
- ----------------

     Interest expense decreased $0.6 million in the first quarter of 1996 from the same period last year. The decrease was primarily the result of refinancing certain first mortgage bonds during 1995 with more favorable terms, partially offset by an increase in short-term debt borrowings.

     Allowance for borrowed funds used during construction increased during the first quarter of 1996 from the comparable period in 1995 by $0.4 million due to an increased construction base, partially offset by decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------

         None.

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

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended 3-31-91.)

3.2* Bylaws of Indianapolis Power & Light Company dated January 25, 1994. (Form 10-Q for quarter ended 3-31-94.)

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 42 Supplemental Indentures.

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

4.9* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-95.)

27.1   Financial Data Schedule


     b)  Reports on Form 8-K.

         None.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                      ----------------------------------
                                                (Registrant)



Date:     May 14, 1996                      /s/ John R. Brehm
      --------------------                 -----------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:     May 14, 1996                      /s/ Stephen J. Plunkett
      --------------------                 -----------------------------
                                            Stephen J. Plunkett
                                            Controller