Form 10-Q
period 1996-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1996-08-13
CIK 50217

FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended
              June 30, 1996                Commission File Number  1-3132-2



                    INDIANAPOLIS POWER & LIGHT COMPANY
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ----------   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding At June 30, 1996
              -----                     ----------------------------
      Common (Without Par Value)              17,206,630 Shares

                INDIANAPOLIS POWER & LIGHT COMPANY
                ----------------------------------
                               INDEX
                               -----


                                                          Page No.
                                                          --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Income - Three Months Ended and
        Six Months Ended June 30, 1996 and 1995               2

     Balance Sheets - June 30, 1996 and
        December 31, 1995                                     3

     Statements of Cash Flows -
        Six Months Ended June 30, 1996 and 1995               4

     Notes to Financial Statements                            5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations       6-8

PART II.  OTHER INFORMATION                                9-11
- ---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             INDIANAPOLIS POWER & LIGHT COMPANY
                    Statements of Income
                       (In Thousands)
                        (Unaudited)
                                                                  Three Months Ended              Six Months Ended
                                                                       June 30                         June 30
                                                                 1996            1995            1996            1995
                                                            --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Electric                                                  $      169,163  $      151,814  $      353,101  $      316,161
  Steam                                                              8,458           7,838          20,966          19,009
                                                            --------------  --------------  --------------  --------------
    Total operating revenues                                       177,621         159,652         374,067         335,170
                                                            --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                            40,360          39,174          84,783          82,841
    Other                                                           33,354          27,813          66,311          55,228
  Power purchased                                                    4,285           5,033           9,015           8,912
  Purchased steam                                                    1,499           1,434           3,651           3,418
  Maintenance                                                       16,112          16,257          29,926          30,948
  Depreciation and amortization                                     23,973          21,510          47,679          42,891
  Taxes other than income taxes                                      8,373           7,450          17,334          16,085
  Income taxes - net                                                13,543          10,576          34,402          26,164
                                                            --------------  --------------  --------------  --------------
    Total operating expenses                                       141,499         129,247         293,101         266,487
                                                            --------------  --------------  --------------  --------------
OPERATING INCOME                                                    36,122          30,405          80,966          68,683
                                                            --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                1,769           1,298           3,620           2,349
  Other - net                                                         (629)           (675)         (1,143)         (1,054)
  Income taxes - net                                                   221             269             407             454
                                                            --------------  --------------  --------------  --------------
    Total other income - net                                         1,361             892           2,884           1,749
                                                            --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST CHARGES                                      37,483          31,297          83,850          70,432
                                                            --------------  --------------  --------------  --------------
INTEREST CHARGES:
  Interest                                                          12,088          12,568          24,300          25,391
  Allowance for borrowed funds used during construction             (1,585)         (1,382)         (3,310)         (2,682)
                                                            --------------  --------------  --------------  --------------
    Total interest charges                                          10,503          11,186          20,990          22,709
                                                            --------------  --------------  --------------  --------------
NET INCOME                                                          26,980          20,111          62,860          47,723

PREFERRED DIVIDEND REQUIREMENTS                                        796             796           1,591           1,591
                                                            --------------  --------------  --------------  --------------

INCOME APPLICABLE TO COMMON STOCK                           $       26,184  $       19,315  $       61,269  $       46,132
                                                            ==============  ==============  ==============  ==============
See notes to financial statements.

                  INDIANAPOLIS POWER & LIGHT COMPANY
                            Balance Sheets
                            (In Thousands)
                             (Unaudited)
                                                                                June 30             December 31
                                                                                 1996                  1995
                                                                           ----------------      ----------------
                                ASSETS
                                ------
UTILITY PLANT:
  Utility plant in service                                                 $      2,711,049      $      2,517,790
  Less accumulated depreciation                                                   1,007,899               984,910
                                                                           ----------------      ----------------
      Utility plant in service - net                                              1,703,150             1,532,880
  Construction work in progress                                                      87,549               249,249
  Property held for future use                                                        9,878                 9,878
                                                                           ----------------      ----------------
      Utility plant - net                                                         1,800,577             1,792,007
                                                                           ----------------      ----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                              4,447                 4,454
                                                                           ----------------      ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           8,888                 9,985
  Accounts receivable (less allowance for doubtful
    accounts 1996, $325 and 1995, $786)                                              52,678                57,152
  Fuel - at average cost                                                             30,989                29,894
  Materials and supplies - at average cost                                           58,368                56,547
  Prepayments and other current assets                                                3,995                 4,095
                                                                           ----------------      ----------------
      Total current assets                                                          154,918               157,673
                                                                           ----------------      ----------------
DEFERRED DEBITS:
  Regulatory assets                                                                 143,004               142,711
  Miscellaneous                                                                      11,936                11,971
                                                                           ----------------      ----------------
      Total deferred debits                                                         154,940               154,682
                                                                           ----------------      ----------------
              TOTAL                                                        $      2,114,882      $      2,108,816
                                                                           ================      ================
















      3 continued
                    CAPITALIZATION AND LIABILITIES
                    ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                           $        324,537      $        324,537
    Premium on 4% cumulative preferred stock                                          1,363                 1,363
    Retained earnings                                                               440,384               421,229
                                                                           ----------------      ----------------
      Total common shareholder's equity                                             766,284               747,129
  Cumulative preferred stock                                                         51,898                51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                                  657,769               669,000
                                                                           ----------------      ----------------
      Total capitalization                                                        1,475,951             1,468,027
                                                                           ----------------      ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                         65,000                65,022
  Current maturities and sinking fund requirements                                   11,250                15,150
  Accounts payable and accrued expenses                                              62,577                73,053
  Dividends payable                                                                  21,868                21,263
  Taxes accrued                                                                      22,971                19,023
  Interest accrued                                                                   13,720                14,324
  Other current liabilities                                                          17,229                16,092
                                                                           ----------------      ----------------
      Total current liabilities                                                     214,615               223,927
                                                                           ----------------      ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                           299,904               293,748
  Unamortized investment tax credit                                                  49,170                50,636
  Accrued postretirement benefits                                                    31,801                30,517
  Accrued pension benefits                                                           34,468                31,834
  Miscellaneous                                                                       8,973                10,127
                                                                           ----------------      ----------------
      Total deferred credits and other long-term liabilities                        424,316               416,862
                                                                           ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                                        $      2,114,882      $      2,108,816
                                                                           ================      ================

See notes to financial statements.

                   INDIANAPOLIS POWER & LIGHT COMPANY
                        Statements of Cash Flows
                             (In Thousands)
                              (Unaudited)
                                                                               Six Months Ended
                                                                                   June 30
                                                                            1996              1995
                                                                         --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      62,860     $      47,723
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               44,965            43,468
    Amortization of regulatory assets                                            8,104               -
    Deferred income taxes and investment tax credit adjustments - net           (1,311)            2,272
    Allowance for funds used during construction                                (6,930)           (5,031)
    Premiums on redemptions of debt                                                -                (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                          4,474              (250)
    Fuel, materials and supplies                                                (2,916)           (6,211)
    Accounts payable                                                           (10,476)           (3,881)
    Taxes accrued                                                                3,948             2,236
    Accrued pension benefits                                                     2,634             3,158
    Other - net                                                                  2,831             9,337
                                                                         --------------    --------------
Net cash provided by operating activities                                      108,183            92,021
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (45,441)          (86,602)
  Other                                                                         (5,431)          (10,975)
                                                                         --------------    --------------
Net cash used in investing activities                                          (50,872)          (97,577)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                       -              40,000
  Retirement of long-term debt                                                 (15,150)          (40,350)
  Short-term debt - net                                                            (22)           47,300
  Dividends paid                                                               (43,095)          (42,021)
  Other                                                                           (141)             (606)
                                                                         --------------    --------------
Net cash provided by (used in) financing activities                            (58,408)            4,323
                                                                         --------------    --------------
Net decrease in cash and cash equivalents                                       (1,097)           (1,233)
Cash and cash equivalents at beginning of period                                 9,985             7,835
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $       8,888     $       6,602
                                                                         ==============    ==============







      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                 $      21,254     $      22,942
                                                                         ==============    ==============
    Income taxes                                                         $      31,806     $      17,467
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

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

4.  RATE MATTERS

    The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in September 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996. The final step was conditioned upon IPL's two new state-of-the-art scrubbers at the Petersburg plant being placed in service. These facilities began operations in June 1996. The second step increase is designed to produce additional annual revenues of $25 million.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------
     The Board of Directors of Indianapolis Power & Light Company (IPL) on May 28, 1996, declared a quarterly dividend on common stock of $21,061,202. The dividend was paid by IPL to IPALCO Enterprises, Inc. in July, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $22.4 million during the second quarter ended June 30, 1996, representing a $19.8 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the second quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as the construction project was completed in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the second quarter of 1996. Construction expenditures (excluding allowance for funds used during construction) totaled $45.4 million during the six months ended June 30, 1996, representing a $41.2 million decrease from the comparable period in 1995. This difference is mostly related to reduced construction spending in 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the first six months of 1996. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

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

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

Rate Relief
- -----------
     The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in September 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996. The final step was conditioned upon IPL's two new state-of-the-art scrubbers at the Petersburg plant being placed in service. These facilities began operations in June 1996. The second step increase is designed to produce additional annual revenues of $25 million.


RESULTS OF OPERATIONS

     Comparison of Second Quarter and Six Months Ended June 30, 1996
     ---------------------------------------------------------------
         with Second Quarter and Six Months Ended June 30, 1995
         ------------------------------------------------------

     Income applicable to common stock during the second quarter and six months ended of 1996 increased from the comparable 1995 periods by $6.9 million and $15.1 million, respectively. The following discussion highlights the factors contributing to these increases.

Operating Revenues
- ------------------
    Operating revenues during the second quarter and six months ended of 1996 increased from the comparable 1995 periods by $18.0 million and $38.9 million, respectively. The increases in revenues resulted from the following:

                                              Increase (Decrease) from Comparable Period
                                              ------------------------------------------
                                                 Three Months Ended   Six Months Ended
                                                 ------------------   ----------------
                                                          (Millions of Dollars)
   Increase in base electric rates                    $  9.1              $ 19.4
   Additional Kilowatt-hour (KWH) sales - net of fuel    7.9                17.9
   Fuel revenues                                        (2.2)               (4.4)
   Steam revenues                                        0.6                 1.9
   Sales for resale                                      2.4                 3.6
   Other revenues                                        0.2                 0.5
                                                      ------              ------
   Total change in operating revenues                 $ 18.0              $ 38.9
                                                      ======              ======

     The increases in base rate electric revenues are the result of new tariffs, effective September 1, 1995, designed to produce $35-million additional annual revenues. The increases in retail KWH sales during the second quarter and six months ended of 1996, as compared to the same periods in 1995, reflect customer growth and increased sales resulting primarily from colder weather in the first and second quarters of 1996. Heating degree days in the Indianapolis area increased 16 percent for the six months ended 1996, over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the second quarter and six months ended of 1996, as compared to the same periods in 1995, reflect energy requirements of other utilities.

Operating Expenses
- ------------------
     Other operation expenses in the second quarter and six months ended of 1996 increased from the same periods a year ago by $5.5 million and $11.1 million, respectively. The primary cause of these increases in both the second quarter and the six month priod was the expensing of accrual based electric postretirement costs as authorized by IPL's 1995 rate case settlement. Increases in postretirement benefit expenses were $4.0 million and $7.9 million in the second quarter and six month periods, respectively. Such costs were deferred as regulatory assets prior to September 1995.
The increase in the second quarter was also due to an increase in other administrative and general expenses of $0.6 million, an increase in customer service and informational and sales expenses of $0.6 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.4 million and an increase in customer accounts expense of $0.4 million. Also contributing to the six month increase was an increase in customer service and informational sales expense of $1.2 million, an increase in regulatory commission expense of $1.1 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $1.1 million, an increase in overhead lines distribution expenses of $0.5 million, an increase in salaries expense of $0.4 million and an increase in customer accounts expense of $0.3 million, partially offset by a decrease in outside services expenses of $0.9 million.

     Power purchased decreased by $0.7 million and increased by $0.1 million from the comparable periods in 1995 during the second quarter and six months ended of 1996, respectively. The decrease in the second quarter was due to a decrease in energy purchases, while the increase for the six months ended was attributable to an increase in purchases of firm-peaking energy, partially offset by a decrease in purchases of non-displacement and short term energy.

     Purchased steam during the second quarter and six months ended of 1996 increased from the same periods in the prior year by $0.1 million and $0.2 million, respectively, due to an increase in therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Depreciation and amortization expense in the second quarter and six months ended of 1996 increased from the same periods a year ago by $2.5 million and $4.8 million, respectively. These increases resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995 electric rate increase and increases in the depreciable utility plant balances.

     Taxes other than income taxes in the second quarter and six months ended of 1996 increased from the comparable periods in 1995 by $0.9 million and $1.2 million, respectively. These increases are attributable primarily to increases in property taxes due to an increase in tax rates and the property tax base, state gross income taxes due to more revenue recorded in 1996, and FICA taxes.

     Income taxes - net for the second quarter and six months ended of 1996 increased from the same periods in 1995 by $3.0 million and $8.2 million, respectively, primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income during the second quarter of 1996 increased 18.8% from the comparable 1995 period, to $36.1 million. Utility operating income during the six months ended of 1996 increased 17.9% from the comparable 1995 period, to $81.0 million.

Other Income and Deductions
- ---------------------------
     Allowance for equity funds used during construction in the second quarter and six months ended of 1996 increased from the same periods in 1995 by $0.5 million and $1.3 million, respectively, primarily due to carrying charges on regulatory assets resulting from the electric rate case settlement.

Interest Charges
- ----------------
     Interest expense in the second quarter and six months ended of 1996 decreased from the same periods last year by $0.5 million and $1.1 million, respectively. The decreases were primarily the result of refinancing certain first mortgage bonds during 1995 with more favorable terms.

     Allowance for borrowed funds used during construction for the second quarter and six months ended of 1996 increased from the comparable periods in 1995 by $0.2 million and $0.6 million, respectively, due to an increased construction base, partially offset by decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
     The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on April 17, 1996. IPL did not solicit proxies with respect to its Annual Meeting, and the Board of Directors, as previously reported to the Commission, was re-elected in its entirety. Directors are elected to terms of one year each which expire in April, 1997.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

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

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994.
      (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994.
      (Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995.
      (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995.
      (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-95.)

27.1  Financial Data Schedule.


     (b)  Reports on Form 8-K.

          None.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INDIANAPOLIS POWER & LIGHT COMPANY
                                        ------------------------------------
                                                   (Registrant)



Date:     August 13, 1996               /s/ John R. Brehm
      ------------------------          ------------------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:     August 13, 1996               /s/ Stephen J. Plunkett
      ------------------------          ------------------------------------
                                            Stephen J. Plunkett
                                            Controller