Form 10-Q
period 1996-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1996-11-13
CIK 50217

FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended
        September 30, 1996                  Commission File Number  1-3132-2



                    INDIANAPOLIS POWER & LIGHT COMPANY
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



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


              Class                     Outstanding At September 30, 1996
              -----                     ---------------------------------
     Common (Without Par Value)                  17,206,630 Shares

                INDIANAPOLIS POWER & LIGHT COMPANY
                ---------------------------------
                               INDEX
                               -----


                                                           Page No.
                                                           --------
PART I.   FINANCIAL INFORMATION
-------------------------------

     Statements of Income - Three Months Ended and
        Nine Months Ended September 30, 1996 and 1995          2

     Balance Sheets - September 30, 1996 and
        December 31, 1995                                      3

     Statements of Cash Flows -
        Nine Months Ended September 30, 1996 and 1995          4

     Notes to Financial Statements                             5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        6-9

PART II.  OTHER INFORMATION                                10-12
---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             INDIANAPOLIS POWER & LIGHT COMPANY
                    Statements of Income
                       (In Thousands)
                        (Unaudited)
                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                                 1996            1995            1996            1995
                                                            --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Electric                                                  $      198,579  $      192,718  $      551,680  $      508,879
  Steam                                                              7,093           7,155          28,059          26,164
                                                            --------------  --------------  --------------  --------------
    Total operating revenues                                       205,672         199,873         579,739         535,043
                                                            --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                            40,962          45,396         125,745         128,237
    Other                                                           34,667          28,253         100,978          83,481
  Power purchased                                                    4,868           6,104          13,883          15,016
  Purchased steam                                                    1,497           1,307           5,148           4,725
  Maintenance                                                       15,743          14,736          45,669          45,684
  Depreciation and amortization                                     25,178          22,238          72,857          65,129
  Taxes other than income taxes                                      8,210           7,802          25,544          23,887
  Income taxes - net                                                23,384          23,104          57,786          49,268
                                                            --------------  --------------  --------------  --------------
    Total operating expenses                                       154,509         148,940         447,610         415,427
                                                            --------------  --------------  --------------  --------------
OPERATING INCOME                                                    51,163          50,933         132,129         119,616
                                                            --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  976           1,650           4,596           3,999
  Other - net                                                         (713)           (676)         (1,856)         (1,730)
  Income taxes - net                                                   261              55             668             509
                                                            --------------  --------------  --------------  --------------
    Total other income - net                                           524           1,029           3,408           2,778
                                                            --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST CHARGES                                      51,687          51,962         135,537         122,394
                                                            --------------  --------------  --------------  --------------
INTEREST CHARGES:
  Interest                                                          12,070          12,780          36,370          38,171
  Allowance for borrowed funds used during construction                (15)         (1,416)         (3,325)         (4,098)
                                                            --------------  --------------  --------------  --------------
    Total interest charges                                          12,055          11,364          33,045          34,073
                                                            --------------  --------------  --------------  --------------
NET INCOME                                                          39,632          40,598         102,492          88,321

PREFERRED DIVIDEND REQUIREMENTS                                        795             795           2,386           2,386
                                                            --------------  --------------  --------------  --------------

INCOME APPLICABLE TO COMMON STOCK                           $       38,837  $       39,803  $      100,106  $       85,935
                                                            ==============  ==============  ==============  ==============
See notes to financial statements.

               INDIANAPOLIS POWER & LIGHT COMPANY
                         Balance Sheets
                         (In Thousands)
                           (Unaudited)

                                                                        September 30           December 31
                             ASSETS                                         1996                  1995
                             ------                                   ----------------      ----------------
UTILITY PLANT:
  Utility plant in service                                            $      2,718,656      $      2,517,790
  Less accumulated depreciation                                              1,028,761               984,910
                                                                      ----------------      ----------------
      Utility plant in service - net                                         1,689,895             1,532,880
  Construction work in progress                                                 94,513               249,249
  Property held for future use                                                   9,878                 9,878
                                                                      ----------------      ----------------
      Utility plant - net                                                    1,794,286             1,792,007
                                                                      ----------------      ----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                         4,436                 4,454
                                                                      ----------------      ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     12,845                 9,985
  Accounts receivable (less allowance for doubtful
    accounts 1996, $463 and 1995, $786)                                         56,797                57,152
  Fuel - at average cost                                                        30,461                29,894
  Materials and supplies - at average cost                                      56,879                56,547
  Prepayments and other current assets                                           4,654                 4,095
                                                                      ----------------      ----------------
      Total current assets                                                     161,636               157,673
                                                                      ----------------      ----------------
DEFERRED DEBITS:
  Regulatory assets                                                            140,998               142,711
  Miscellaneous                                                                 11,195                11,971
                                                                      ----------------      ----------------
      Total deferred debits                                                    152,193               154,682
                                                                      ----------------      ----------------
              TOTAL                                                   $      2,112,551      $      2,108,816
                                                                      ================      ================


















      3 continued
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------

CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                      $        324,537      $        324,537
    Premium on 4% cumulative preferred stock                                     1,363                 1,363
    Retained earnings                                                          458,151               421,229
                                                                      ----------------      ----------------
      Total common shareholder's equity                                        784,051               747,129
  Cumulative preferred stock                                                    51,898                51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                             657,780               669,000
                                                                      ----------------      ----------------
      Total capitalization                                                   1,493,729             1,468,027
                                                                      ----------------      ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    65,000                65,022
  Current maturities and sinking fund requirements                              11,250                15,150
  Accounts payable and accrued expenses                                         51,465                73,053
  Dividends payable                                                             21,877                21,263
  Taxes accrued                                                                 19,674                19,023
  Interest accrued                                                              11,458                14,324
  Other current liabilities                                                     17,242                16,092
                                                                      ----------------      ----------------
      Total current liabilities                                                197,966               223,927
                                                                      ----------------      ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      303,064               293,748
  Unamortized investment tax credit                                             48,446                50,636
  Accrued postretirement benefits                                               25,196                30,517
  Accrued pension benefits                                                      35,785                31,834
  Miscellaneous                                                                  8,365                10,127
                                                                      ----------------      ----------------
      Total deferred credits and other long-term liabilities                   420,856               416,862
                                                                      ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                                   $      2,112,551      $      2,108,816
                                                                      ================      ================

See notes to financial statements.

                  INDIANAPOLIS POWER & LIGHT COMPANY
                       Statements of Cash Flows
                            (In Thousands)
                             (Unaudited)
                                                                               Nine Months Ended
                                                                                 September 30
                                                                            1996               1995
                                                                        --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                            $     102,492      $      88,321
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              68,770             64,815
    Amortization of regulatory assets                                          12,149              2,490
    Deferred income taxes and investment tax credit adjustments - net             (56)             3,187
    Allowance for funds used during construction                               (7,921)            (8,097)
    Premiums on redemptions of debt                                               -                 (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                           355            (10,137)
    Fuel, materials and supplies                                                 (899)             3,063
    Accounts payable                                                          (21,588)            (5,076)
    Taxes accrued                                                                 651                896
    Accrued pension benefits                                                    3,951              4,754
    Other - net                                                                (6,261)             7,587
                                                                        --------------     --------------
Net cash provided by operating activities                                     151,643            151,003
                                                                        --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                   (61,920)          (126,263)
  Other                                                                        (6,583)           (16,390)
                                                                        --------------     --------------
Net cash used in investing activities                                         (68,503)          (142,653)
                                                                        --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                      -               40,000
  Retirement of long-term debt                                                (15,150)           (40,350)
  Short-term debt - net                                                           (22)            52,600
  Dividends paid                                                              (64,945)           (63,239)
  Other                                                                          (163)              (606)
                                                                        --------------     --------------
Net cash used in financing activities                                         (80,280)           (11,595)
                                                                        --------------     --------------
Net increase (decrease) in cash and cash equivalents                            2,860             (3,245)
Cash and cash equivalents at beginning of period                                9,985              7,835
                                                                        --------------     --------------
Cash and cash equivalents at end of period                              $      12,845      $       4,590
                                                                        ==============     ==============







      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                $      35,356      $      37,308
                                                                        ==============      ==============
    Income taxes                                                        $      52,377      $      36,886
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

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

    On November 8, 1996, the City of Petersburg, Indiana issued, on behalf of IPL, $20 million of Solid Waste Disposal Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM Series 1996 (Indianapolis Power & Light Company Project) due November 1, 2029 (1996 Bonds). The 1996 Bonds provide for an interest rate which varies with the tax-exempt weekly rate. The proceeds from the issuance of the 1996 Bonds will be used to provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes owned by Indianapolis Power & Light Company.

4.  RATE MATTERS

    The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.

5. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------
     The Board of Directors of Indianapolis Power & Light Company (IPL) on August 27, 1996, declared a quarterly dividend on common stock of $21,070,542. The dividend was paid by IPL to IPALCO Enterprises, Inc. in October, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $16.5 million during the third quarter ended September 30, 1996, representing a $23.2 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the third quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as this construction project was completed in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the third quarter of 1996. Construction expenditures (excluding allowance for funds used during construction) totaled $61.9 million during the nine months ended September 30, 1996, representing a $64.3 million decrease from the comparable period in 1995. This difference is mostly related to reduced construction spending in 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station. Internally generated cash provided by IPL's operations was used for construction expenditures during the first nine months of 1996. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

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

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

     On November 8, 1996, the City of Petersburg, Indiana issued, on behalf of IPL, $20 million of Solid Waste Disposal Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM Series 1996 (Indianapolis Power & Light Company Project) due November 1, 2029 (1996 Bonds). The 1996 Bonds provide for an interest rate which varies with the tax-exempt weekly rate. The proceeds from the issuance of the 1996 Bonds will be used to provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes owned by Indianapolis Power & Light Company.

     IPL is receiving 200 MW of firm capacity under an existing power purchase agreement which expires March 31, 1997. Monthly capacity payments required by this agreement are $1.2 million. During 1996, IPL entered into a new power purchase agreement with LG&E Power Marketing Inc. for 150 MW of firm capacity in each of the years 1997-2000.

Rate Relief
-----------
     The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.

RESULTS OF OPERATIONS

   Comparison of Third Quarter and Nine Months Ended September 30, 1996
   --------------------------------------------------------------------
       with Third Quarter and Nine Months Ended September 30, 1995
       -----------------------------------------------------------

     Income applicable to common stock decreased during the third quarter of 1996 compared to the third quarter of 1995 by $1.0 million. However, income applicable to common stock increased $14.2 million for the nine months ended September 30, 1996 compared to the same period last year. The following discussion highlights the factors contributing to these changes.

Operating Revenues
------------------
     Operating revenues during the third quarter and nine months ended September 30, 1996, increased from the comparable 1995 periods by $5.8 million and $44.7 million, respectively. The increases in revenues resulted from the following:

                                                Increase (Decrease) from Comparable Period
                                                ------------------------------------------
                                                  Three Months Ended    Nine Months Ended
                                                  ------------------    -----------------
                                                           (Millions of Dollars)

   Increase in base electric rates                        $  14.6        $  34.0
   Changes in Kilowatt-hour (KWH) sales - net of fuel        (7.0)          10.9
   Fuel revenues                                             (2.7)          (7.1)
   Steam revenues                                              -             1.9
   Sales for resale                                           1.0            4.6
   Other revenues                                            (0.1)           0.4
                                                          --------       --------
   Total change in operating revenues                     $   5.8        $  44.7
                                                          ========       ========

     The increases in base rate electric revenues are the result of new tariffs, effective September 1, 1995, and July 1, 1996, designed to produce $35-million and $25-million additional annual revenues, respectively. The third quarter decrease in retail KWH sales compared to the same period in 1995 was due to milder weather. Cooling degree days decreased 26% during the third quarter. The increases in retail KWH sales during the nine months ended of 1996, as compared with the same period in 1995, reflect customer growth and increased sales resulting primarily from colder weather in the first and second quarters of 1996. Heating degree days in the Indianapolis area increased 15% for the nine months ended September 1996 over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the third quarter and nine months ended of 1996, as compared to the same periods in 1995, reflect energy requirements of other utilities.

Operating Expenses
------------------
     Fuel expenses in the third quarter of 1996 decreased $4.4 million due to a $3.0 million decrease in unit prices, a $1.1 million decrease in consumption and a $0.3 million decrease in deferred fuel compared to the same period last year. For the nine months ended September 30, 1996, fuel expenses decreased $2.5 million compared to last year. This difference resulted from year-to-date decreases in unit prices and deferred fuel of $7.6 million and $1.4 million, respectively, partially offset by an increase in consumption of $6.5 million.

     Other operation expenses in the third quarter and nine months ended September 30, 1996, increased from the same periods a year ago by $6.4 million and $17.5 million, respectively. The primary cause of these increases in both the third quarter and the nine-month period was the expensing of accrual based electric postretirement costs as authorized by IPL's 1995 rate case settlement. Such costs were deferred as regulatory assets prior to September 1995. Increases in postretirement benefit expenses were $2.6 million and $10.5 million in the third quarter and nine-month periods, respectively. The increase in the third quarter was also due to an increase in customer service and informational and sales expenses of $1.0 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.8 million, an increase in regulatory commission expense of $0.5 million, an increase in electric distribution expenses of $0.5 million, an increase in miscellaneous office supplies and expenses of $0.3 million, an increase in customer accounts expense of $0.3 million, an increase in transmission expense of $0.2 million and an increase in other administrative and general expenses of $0.2 million. Contributing to the nine month increase was an increase in customer service and informational sales expense of $2.2 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $1.9 million, an increase in regulatory commission expense of $1.6 million, an increase in electric distribution of $0.9 million, an increase in customer accounts expense of $0.6 million and increased operational expense at the Pritchard plant of $0.3 million, partially offset by decreased outside service expenses of $0.6 million.

     Power purchased decreased by $1.2 million and $1.1 million from the comparable periods in 1995 during the third quarter and nine months ended of 1996, respectively. Both decreases are the result of decreases in energy purchases.

     Purchased steam during the third quarter and nine months ended of 1996 increased from the same periods in the prior year by $0.2 million and $0.4 million, respectively, due to an increase in therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses increased $1.0 million in the third quarter of 1996 compared to the same period in 1995 primarily due to expenses relating to the overhaul of unit 4 at the Pritchard plant during the third quarter of 1996.

     Depreciation and amortization expense in the third quarter and nine months ended September 30, 1996, increased from the same periods a year ago by $2.9 million and $7.7 million, respectively. These increases resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995 electric rate increase and increases in the depreciable utility plant balances.

     Taxes other than income taxes in the third quarter and nine months ended of 1996 increased from the comparable periods in 1995 by $0.4 million and $1.7 million, respectively. These increases are attributable primarily to increases in property taxes due to an increase in tax rates and the property tax base, state gross income taxes due to more revenue recorded in 1996, and FICA taxes.

     Income taxes - net for the third quarter and nine months ended of 1996 increased from the same periods in 1995 by $0.3 million and $8.5 million, respectively, primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income during the third quarter of 1996 increased 0.5% from the comparable 1995 period, to $51.2 million. Utility operating income during the nine months of 1996, increased 10.5% from the comparable 1995 period, to $132.1 million.

Other Income and Deductions
---------------------------
     Allowance for equity funds used during construction in the third quarter of 1996 decreased by $0.7 million and increased by $0.6 million for the third quarter and nine months ended September 30, 1996, respectively, compared to last year. The third quarter decrease was primarily due to scrubbers at the Petersburg plant being placed in service in June 1996.
The increase for the nine-months ended period is attributable to carrying charges on regulatory assets resulting from the electric rate case settlement.

Interest Charges
----------------
     Interest expense in the third quarter and nine months ended September 30, 1996, decreased from the same periods last year by $0.7 million and $1.8 million, respectively. The decreases were primarily the result of refinancing certain first mortgage bonds during 1995 with more favorable terms and decreased short term debt rates.

     Allowance for borrowed funds used during construction for the third quarter and nine months ended September 30, 1996, decreased from the comparable periods in 1995 by $1.4 million and $0.8 million, respectively, due primarily to the scrubbers at the Petersburg plant being placed in service in June 1996 and decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item  1.  Legal Proceedings
---------------------------
      None.

Item  6.  Exhibits and Reports on Form 8-K
------------------------------------------
      (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

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

         Exhibits D in File No. 2-4396; B-1 in File No. 2-6210; 7-C File
      No. 2-7944; 7-D in File No. 2-72944; 7-E in File No. 2-8106; 7-F
      in File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No. 2-10052; 2-I
      in File No. 2-12488; 2-J in File No. 2-13903; 2-K in File No. 2-22553;
      2-L in File No. 2-24581; 2-M in File No. 2-26156; 4-D in File No. 2 -26884; 2-D in File No. 2-38332; Exhibit A to Form 8-K for October
      1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in
      File No. 2-50260; 2-F in File No. 2-53541; 2E in File No. 2-55154;
      2E in File No. 2-60819; 2F in File No. 2-60819; 2-G in File No. 2-60819;
      Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for the year ended December 31, 1985.)

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

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994.
      (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994.  (Form
      8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995.
      (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995.
      (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

21.1  Subsidiaries of the Registrant.

27.1  Financial Data Schedule.

      (b) Reports of Form 8-K.

          None.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                      --------------------------------------
                                                  (Registrant)



Date:      November 13, 1996          /s/   John R. Brehm
           -----------------          --------------------------------------
                                            John R. Brehm
                                            Senior Vice President
                                            Finance and Information Services



Date:      November 13, 1996          /s/   Stephen J. Plunkett
           -----------------          --------------------------------------
                                            Stephen J. Plunkett
                                            Controller