Form 10-K405
period 1996-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1997-02-26
CIK 50217

FORM 10-K

                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the fiscal year ended
         December 31, 1996              Commission File Number  1-3132-2


                    INDIANAPOLIS POWER & LIGHT COMPANY
           (Exact name of Registrant as specified in its charter)

            Indiana                                   35-0413620
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code:  317-261-8261

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

    As of January 31, 1997, there were 17,206,630 shares of the registrant's common stock (without par value) issued and outstanding.
                   _____________________________________

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Indianapolis Power & Light Company definitive
    Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Report.

                              PART I
                              ------

Item 1.  BUSINESS
         --------

ORGANIZATION

   Indianapolis Power & Light Company (IPL) is an operating public utility incorporated under the laws of the state of Indiana on October 27, 1926. IPL is a subsidiary of IPALCO Enterprises, Inc. (IPALCO). IPALCO is a holding company incorporated under the laws of the state of Indiana on September 14, 1983. All common stock of IPL is owned by IPALCO.

GENERAL

   IPL was incorporated under the laws of the state of Indiana in 1927 and is a wholly owned subsidiary of IPALCO. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves. Existing Indiana law provides for public utilities to have an exclusive retail service area.

   IPL's business is not dependent on any single customer or group of customers. IPL's historical retail sales to ultimate consumers for 1992-1996 are depicted at page I-4.

   The electric utility business is affected by the various seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by months during the year.

   IPL's generation, transmission and distribution facilities (electric system) are described in Item 2, "PROPERTIES." IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association, Hoosier Energy Rural Electric Cooperative, Inc. and the Indiana Municipal Power Agency.

   Also, IPL is a member of the East Central Area Reliability Group
(ECAR), and is cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to promote reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members.

REGULATION

   IPL is subject to regulation by the Indiana Utility Regulatory Commission (IURC) as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. See Note 9 in the Notes to Financial Statements.

   In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), in respect of short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

   IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL has developed and substantially implemented a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan was approved by the Environmental Protection Agency (EPA) in 1994. Estimated annual expenditures for all air, solid waste and water environmental compliance measures are $11 million and $5 million in 1997 and 1998, respectively.

RETAIL RATEMAKING

   IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings initiated by IPL. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and IPL customers. In Indiana, basic rates and charges are determined after giving consideration, on a proforma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property dedicated to providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can impact the return realized. Substantially all of IPL's retail tariffs provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from levelized fuel costs embedded in base tariffs. Additionally, all such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour
(KWH) sales reductions resulting from IPL's approved demand side manangement program. IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation. See Note 1 in the Notes to Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters."

   Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of all or part of IPL's existing regulated businesses. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been recognized as assets and liabilities...."  Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be in a position to be required to adopt SFAS 101 in the near term and accordingly has not attempted to estimate the impact of adopting SFAS 101.

FUEL

   In 1996, approximately 99.8% of the total KWH sold by IPL were generated from coal, 0.1% from middle distillate fuel oil and 0.1% from gas. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas fuel is used in IPL's newer combustion turbines.

   IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming existing environmental regulations can be met. The long-term coal agreements are with three unaffiliated suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2(10.1 to 10.5) for a list of coal contracts. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 90-day supply when strikes are anticipated in the coal industry.

EMPLOYEE RELATIONS

   As of December 31, 1996, IPL had 2,144 employees of whom 1,081 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 379 were represented by the Electric Utility Workers Union
(EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement which remains in effect until December 13, 1999. The agreement provided for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In March 1995, the membership of the EUWU ratified a new labor agreement which remains in effect until February 23, 1998. The agreement provided for general pay adjustments of 2% in 1995, 1996 and 1997; lump sum payments of $500 in both 1995 and 1996; and changes in pension and health care coverage.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                                    Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                             1996            1995            1994            1993            1992
                                       --------------  --------------  --------------  --------------  --------------

Operating Revenues (In Thousands):
  Residential                          $     261,819   $     243,055   $     230,805   $     225,138   $     212,757
  Small industrial and commercial            132,361         130,780         129,346         127,551         126,588
  Large industrial and commercial            298,720         275,803         266,703         255,945         243,446
  Public lighting                              8,147           7,598           6,949           7,186           7,133
  Miscellaneous                                9,264           8,289           7,186           7,373           6,018
                                       --------------  --------------  --------------  --------------  --------------
    Revenues - ultimate consumers            710,311         665,525         640,989         623,193         595,942
  Sales for resale - REMC                      1,141           1,105           1,098             897             861
  Sales for resale - other                    13,312           6,758           7,680           5,237           2,400
                                       --------------  --------------  --------------  --------------  --------------
      Total electric revenues          $     724,764   $     673,388   $     649,767   $     629,327   $     599,203
                                       ==============  ==============  ==============  ==============  =============
Kilowatt-hour Sales (In Millions):
  Residential                                  4,367           4,277           4,077           4,014           3,675
  Small industrial and commercial              2,130           2,209           2,207           2,202           2,171
  Large industrial and commercial              6,772           6,509           6,306           6,169           5,843
  Public lighting                                 58              61              64              62              64
                                       --------------  --------------  --------------  --------------  --------------
    Sales - ultimate consumers                13,327          13,056          12,654          12,447          11,753
  Sales for resale - REMC                         29              28              26              24              23
  Sales for resale - other                       725             394             456             321             169
                                       --------------  --------------  --------------  --------------  --------------
      Total kilowatt-hours sold               14,081          13,478          13,136          12,792          11,945
                                       ==============  ==============  ==============  ==============  ==============
Customers at End of Year:
  Residential                                370,029         365,163         360,347         356,015         352,139
  Small industrial and commercial             40,403          39,781          38,849          38,359          38,171
  Large industrial and commercial              3,657           3,557           3,525           3,342           3,163
  Public lighting                                303             281             266             252             239
                                       --------------  --------------  --------------  --------------  --------------
    Total ultimate consumers                 414,392         408,782         402,987         397,968         393,712
  Sales for resale - REMC                          1               1               1               1               1
                                       --------------  --------------  --------------  --------------  --------------
      Total electric customers               414,393         408,783         402,988         397,969         393,713
                                       ==============  ==============  ==============  ==============  ==============



Item 2.   PROPERTIES
          ----------

   IPL's executive offices are in the IPALCO Corporate Center located at One Monument Circle, Indianapolis, Indiana. This facility contains approximately 201,300 square feet of space and contains certain administrative operations of IPALCO's subsidiaries.

   IPL also owns two distribution service centers located at 1230 West Morris Street and 3600 North Arlington Avenue, both in Indianapolis, Indiana. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

   IPL owns and operates five primarily coal-fired generating plants, three of which are used for only electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 3,035 MW, a winter capability of 3,046 MW and a summer capability of 2,968 MW. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. (thousands of pounds) per hour.

   Total Electric Stations:

      H. T. Pritchard plant (Pritchard), 25 miles southwest of
      Indianapolis (seven units in service - one in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

      E. W. Stout plant (Stout) located in the southwest part of Marion County (eleven units in service - one each in 1941, 1947, 1958, 1961, 1967, 1994 and 1995 and four in 1973) with 921 MW nameplate rating and net winter and summer capabilities of 1,000 MW and 924 MW, respectively.

      Petersburg plant (Petersburg), located in Pike County, Indiana (seven units in service - four in 1967 and one each in 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,672 MW and 1,672 MW, respectively.

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

   Net electrical generation during 1996, at the Petersburg, Stout and Pritchard stations accounted for about 74.6%, 20.4% and 5.0%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.
In addition, IPL purchases steam from an independent resource recovery system located within the city of Indianapolis.

   Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW, one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

   IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 269 miles of 34,500 volt lines. Distribution facilities include 4,693 pole miles and 19,826 wire miles of overhead lines. Underground distribution and service facilities include 477 miles of conduit and 5,276 wire miles of conductor. Underground street lighting facilities include 109 miles of conduit and 682 wire miles of conductor. Also included in the system are 74 bulk power substations and 76 distribution substations.

   Steam distribution properties include 23 miles of mains with 253 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

   All of the facilities owned by IPL are well-maintained, in good condition and meet the present needs of IPL.

   The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         None to be reported


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None


EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 25, 1997

    Name, age (at December 31, 1996), and positions and offices held for the past five years:

                                            From             To
   John R. Hodowal (51)
     Chairman of the Board              February, 1990
     Chief Executive Officer            May, 1989

   Ramon L. Humke (64)
     President and Chief Operating
       Officer                          February, 1990

   John R. Brehm (43)
     Senior Vice President - Finance
       and Information Services         May, 1991

   Robert W. Rawlings (55)
     Senior Vice President -
       Electric Production              May, 1991

   Bryan G. Tabler (53)
     Senior Vice President -
       Secretary and General Counsel                     January, 1995
     Partner, Barnes & Thornburg        January, 1979    October, 1994

   Gerald D. Waltz (57)
     Senior Vice President -
       Electric Delivery                May, 1996
     Senior Vice President -
       Business Development             May, 1991        May, 1996

   Paul S. Mannweiler (47)
     Senior Vice President -
       External Affairs                 January, 1997

   Max Califar (43)
     Vice President - Human
       Resources                        December, 1992
     Treasurer                          May, 1989        December, 1992

   Steven L. Meyer (38)
     Treasurer                          December, 1992

   Stephen J. Plunkett (48)
     Controller                         May, 1991


                             PART II
                             -------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        -----------------------------------------------------------
        HOLDER MATTERS
        --------------

    All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

    Aggregate quarterly dividends paid on the common stock during 1996 and 1995 were as follows (in thousands):

                        1996      1995
                      -------   -------

   First Quarter      $20,449   $20,011
   Second Quarter      21,055    20,420
   Third Quarter       21,055    20,423
   Fourth Quarter      21,071    20,436

    At its meeting on February 25, 1997, IPL's Board of Directors declared a regular quarterly dividend on common stock of $14,259,505 in total, payable April 15, 1997.

Dividend Restrictions
---------------------

   So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1996, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.


Item 6.           SELECTED FINANCIAL DATA
                  -----------------------

(In Thousands)                                1996            1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------
Total operating revenues                $      762,503  $      709,206  $      686,076  $      664,303  $      633,203
Operating income                               163,219         147,588         143,310         142,368         134,240
Allowance for funds used
  during construction                            9,321          11,370           9,381           5,527           5,081
Income applicable to
  common stock                                 119,406         103,091         100,641          99,584          89,876
Utility plant - net                          1,787,969       1,792,007       1,711,772       1,608,871       1,532,964
Total assets                                 2,052,400       2,108,816       2,000,380       1,870,306       1,763,246
Construction expenditures                       78,543         166,874         178,295         145,765         112,037
Common shareholder's equity                    782,249         747,129         725,762         705,149         682,413
Nonredeemable cumulative
  preferred stock                               51,898          51,898          51,898          51,898          51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                           627,791         669,000         654,121         532,260         540,641



See financial statements.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM  ACT
OF 1995

   In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPL is hereby filing cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. Management's Discussion and Analysis contains forward-looking statements, and many of these statements are contained in this Item 7 under the section, "Future Performance." The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause IPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of IPL.

   Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions and technology changes are also important potential factors.

   All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of IPL.


LIQUIDITY AND CAPITAL RESOURCES

               Nature of Operations and Regulatory Matters
               -------------------------------------------

Regulation
----------

   IPL is a regulated public utility and is principally engaged in providing electric and steam service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities. See Note 1 in the Notes to Financial Statements.

Electric Rate Settlement Agreement
----------------------------------

   On August 24, 1995, the Indiana Utility Regulatory Commission
(IURC) issued an order approving, without amendment, a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding.
The Settlement Agreement authorized IPL to increase its basic rates and charges for electric service in two steps, to begin the amortization of certain regulatory assets and approved IPL's plan to expense and to fund its annual postretirement benefits. These issues are discussed further in Notes 1, 4, 9 and 11 in the Notes to Financial Statements.


Authorized Annual Operating Income
----------------------------------

   During quarterly fuel adjustment clause proceedings, the annual operating income of IPL's electric and steam businesses is subject to review. Customer refunds could result if actual annual operating income exceeds levels authorized by the IURC. See Note 1 in the Notes to Financial Statements. IPL does not anticipate any customer refunds to result from such reviews during 1997.


                 Competition and Industry Changes
                 --------------------------------

   As of year end 1996, various forms of proposed industry restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition for sales within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to impact IPL follows:

Wholesale Energy Market
-----------------------

   Federal Energy Regulatory Commission (FERC) Orders 888 and 889:
In April of 1996, the FERC issued orders concerning open access transmission service for wholesale sales. These orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with the FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. The FERC orders also provide for the recovery of utility stranded costs. Stranded cost is the difference between revenues received by utilities under traditional ratemaking and market-based prices.

   IPL requested and was initially denied a waiver from compliance with orders 888 and 889. On October 11, 1996, IPL was granted a stay by the FERC pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others.

Retail Energy Market
--------------------

   The legislatures of a few states have enacted and many other states are considering new laws that would allow various forms of competition, at the retail level, for the kilowatt-hour (KWH) requirements of electric energy consumers within their respective states. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before the intended full competition is fully effective. Additionally, a few states have implemented pilot "limited direct access" programs that experiment with allowing some form of customer choice of electric suppliers.

   In Indiana, competition among electric energy providers for sales has primarily focused on the wholesale power markets or the sale of bulk power to other public and municipal utilities. Such wholesale sales have historically been and will continue to be made at market rates. Existing Indiana law provides for public utilities to have an exclusive retail service area.

   In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted into law legislation codified at I.C. 8-1-2.5 and commonly referred to as "Senate Bill 637." This new law enables the IURC to consider and approve, on an individual utility basis, utility company initiated proposals providing nontraditional forms of determining customer tariffs.

   During January 1997, a new bill to revise the complete Indiana code for electric utilities was introduced into the Indiana legislature. As proposed, this very complex bill requires, among other things, the mandatory reorganization of all Indiana electric utilities, a transition period ending in 2004, revenue reductions during the transition period for utilities with production costs exceeding the Indiana state average for 1995 and exit fees for customers electing to purchase energy from new suppliers. On February 20, 1997 the Indiana Senate sponsor announced his intention to amend the bill to form a legislative committee to study this issue, rather than immediately enact retail wheeling.

   IPL, as explained later, is opposed to the proposed legislation, as well as to any such legislation on a state-by-state basis. IPL believes that "Senate Bill 637" already provides the forum for Indiana public utilities to properly address the issues created from competition and deregulation until comprehensive federal legislation is enacted.

IPL's Position on Industry Deregulation
---------------------------------------

   In general the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with IPL beliefs. IPL favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. IPL believes that customers, particularly residential and small businesses, are best served by the creation of large, diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. IPL advocates a single, nondistance based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition.

   There can be no assurance as to the outcome of the debate on electric utility industry restructuring. IPL intends to remain competitive in the face of increasing competition through maintaining its low cost structure and continuing to serve existing customers well, while accessing new markets as they open. In 1995, IPL formed four Strategic Business Units: Electric Production, Electric Delivery, Marketing and Steam, to better evaluate and control costs and to prepare for the transition to a more competitive environment.

     Liquidity, Financing Requirements and Capital Market Access
     -----------------------------------------------------------

   Liquidity is the ability of an entity to meet its short-term and long-term cash needs. IPL's liquidity is a function of its ability to generate internal funds, its construction program, its mortgage covenants and loan agreements and its access to external capital markets.

   Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1996, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff
& Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

   IPL will retire $11.3 million of maturing long-term debt during 1997. In addition, other existing higher rate debt may be refinanced depending upon market conditions. See following section for discussion of construction program.

   During the next five years, IPL is forecasted to meet its cash requirements without additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program and the retirement of maturing long-term debt.

                         Future Performance
                         ------------------

   IPL expects operating revenue growth based on a full year of new tariffs implemented on July 1, 1996, a projected five-year 1.5% forecasted compound annual increase in retail KWH sales, increasing sales opportunities in the wholesale power market and expected annual increases in steam therm sales.

   The 1.5% annual KWH sales growth estimate compares to growth rates IPL actually achieved of 2.2% and 2.6% for the periods 1991 through 1996 and 1986 through 1996, respectively, weather adjusted. The Indianapolis economy grew at annual rates of 1.9% and 2.0% for those same periods and is expected to grow 2.0% from 1996 through 2001.

   Operating and maintenance expenses were $394.9 million in 1996. These expenses in 1997 will be influenced by inflation, ongoing cost controls and increased overhaul expenses of about $7 million. Purchased power costs are expected to decrease approximately $9 million in 1997 due to a new contract effective in May 1997.

   Depreciation will increase in 1997 due to a full year's depreciation on new SO2 removal facilities (scrubbers) placed in service during 1996, as well as other plant additions. IPL's long-term interest expense should decrease due to the retirement of $50 million 9 5/8% First Mortgage Bonds in December 1996 and $11.3 million 5 5/8% First Mortgage Bonds in May 1997 partially offset by a $20 million variable rate note issued in November 1996.

   IPL's construction program for the three-year period 1997-1999, is estimated to cost $225.2 million including AFUDC. The estimated cost of the program by year (in millions) is $86.2 in 1997; $73.0 in 1998 and $66.0 in 1999. It includes $137.7 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. At December 31, 1996, IPL had completed installation of substantially all of its Environmental Compliance Plan facilities.

   IPL will amortize approximately $34.3 million of its nontax regulatory assets at December 31, 1996, over the next three years.

                               Other
                               -----

Preferred Stock, Debt Issuance and Dividend Restrictions
--------------------------------------------------------

   IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the proforma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1996, the ratios under the Articles and the Mortgage are 3.90 and 10.15, respectively. IPL believes these requirements will not restrict any anticipated future financings. See Note 5 in the Notes to the Financial Statements. At December 31, 1996, and considering all existing restrictions, IPL had the capacity to issue approximately $1 billion of additional long-term debt.


RESULTS OF OPERATIONS


   Income applicable to common stock increased by $16.3 million in 1996 compared to 1995. Income applicable to common stock increased by $2.5 million in 1995 compared to 1994. The following discussion highlights the factors contributing to these increases.

Operating Revenues
------------------

   Operating revenues in 1996 and 1995 increased from the prior year by $53.3 million and by $23.1 million, respectively. The increases in revenues resulted from the following:

                                              Increase (Decrease)
                                         -------------------------------
                                         1996 over 1995   1995 over 1994
                                         -------------------------------
                                             (Millions of Dollars)
     Electric:
       Increase in retail base rate revenues     $40.8     $12.2
       Additional retail KWH sales - net of fuel  11.7      14.1
       Fuel revenues                              (8.7)     (2.9)
       Wholesale revenues                          6.6      (0.9)
     Steam revenues                                1.9      (0.5)
     Other revenues                                1.0       1.1
                                                 -----     -----
       Total change in operating revenues        $53.3     $23.1

   The increase in electric retail base rate revenue is the result of new tariffs, effective July 1, 1996, and September 1, 1995, designed to produce additional annual base revenues of $25 million and $35 million, respectively. The additional KWH sales in both periods reflect customer growth and the impact of weather on KWH sales used for heating and cooling. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                               Increase (Decrease)
                                         -------------------------------
                                         1996 over 1995   1995 over 1994
                                         -------------------------------

       Electric Residential Customers    4,866     1.3%   4,816    1.3%
       Commercial & Industrial Customers   722     1.7%    964     2.3%

       Heating Degree Days                 315     5.7%    384     7.4%
       Cooling Degree Days                (223)  (18.4)%   157    14.9%

   The changes in fuel revenues in 1996 and 1995 from the prior year reflect changes in total fuel costs billed customers. The changes in wholesale revenues in 1996 and 1995 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. Increases in other revenues in both periods are primarily from increased customer collection charges effective in 1995.

Operating Expenses
-----------------

   Fuel costs decreased by $4.9 million and by $0.6 million from the prior year during 1996 and 1995, respectively. The decrease in fuel costs during 1996 was due to decreased unit costs of coal and oil of $9.7 million and decreased deferred fuel costs of $2.5 million, partially offset by increased fuel consumption of $7.3 million. The decrease in 1995 was due to decreased unit costs of coal and oil of $6.5 million and decreased deferred fuel costs of $1.2 million, partially offset by increased fuel consumption of $7.1 million.

   Other operating expenses in 1996 and 1995 increased from the prior year by $20.8 million and by $12.2 million, respectively. The increases for both 1996 and 1995 are primarily due to increased administrative and general expenses of $13.5 million and $8.5 million, respectively, resulting from postretirement benefit expenses recognized since the 1995 electric rate order. Also contributing to the increased operating expenses in 1996 were increased electric plant operations of $4.0 million, increased amortization of Demand Side Management (DSM) program expenses of $1.2 million, increased uncollectible expenses of $1.3 million and increased electric distribution operating expense of $1.2 million, partially offset by $2.0 million of gain from the sale of emission allowances. Factors contributing to increased other operating expenses in 1995 were an increase in distribution expenses of $1.5 million, miscellaneous steam power and other production operating expenses of $1.7 million and an increase in customer accounts expense of $0.5 million.

   Purchased steam increased in 1996 and decreased in 1995 resulting from comparable changes in the volume of therms purchased from an independent resource recovery system located within the city of Indianapolis.

   Maintenance expenses increased by $4.8 million and decreased by $5.5 million from the prior year during 1996 and 1995, respectively. The increase in maintenance expenses in 1996 was mostly due to increased planned outage expenses of $4.6 million for Unit 3 at IPL's Petersburg generating plant. The decrease for 1995 reflected decreased unit overhaul expenses of $4.2 million and decreased distribution and transmission expenses of $1.3 million.

   Depreciation and amortization expense increased in 1996 and 1995 from the prior year by $1.8 million and by $14.0 million, respectively. These changes resulted primarily from increases in the depreciable utility plant balances, the amortization of property-related regulatory deferrals effective with the September 1, 1995, electric rate increase, adjustments to spare parts inventory in 1996 and to property held for future use in 1995. Depreciable utility plant reflects the addition of new SO2 removal facilities at IPL's Petersburg generating plant starting in June 1996. An adjustment of $4.5 million was made in 1996 to spare parts inventory resulting from the recognition of impairment in value of excess spare parts. The adjustment to property held for future use was $12.3 million in 1995 reflecting expired regulatory permits and specific design and engineering costs of a future generating station in Patriot, Indiana.

   Taxes other than income taxes increased $1.7 million and $0.8 million in 1996 and 1995, respectively. These increases were due primarily to an increase in property and gross income taxes.

   Income taxes - net, increased in 1996 and decreased in 1995 from the prior year by $13.7 million and $1.0 million, respectively. These changes reflect an increase in pretax operating income in both years with 1995 being offset by a $2.0 million adjustment to deferred taxes for removal costs.

Other Income And Deductions
---------------------------

   Allowance for equity funds used during construction was unchanged in 1996, while increasing in 1995 from the prior year by $1.3 million. These amounts reflect carrying charges on regulatory assets of $2.8 million and $1.4 million in 1996 and 1995, respectively, and the impact of new environmental facilities placed in service in June 1996.

Interest Charges
----------------

   Interest on long-term debt decreased by $2.2 million in 1996 and slightly increased in 1995 from the prior year. The decrease in interest for 1996 was due to the refinancing of two of the higher rate First Mortgage Bonds, 10 5/8% Series and 9 5/8% Series in 1995, with debt instruments carrying lower interest rates.

   Other interest charges decreased by $1.1 million during 1996 from the prior year and increased by $3.2 million during 1995 from the prior year. The decrease during 1996 was primarily due to decreased short-term debt borrowings and decreased interest rates, whereas, the increase during 1995 was due to increased short-term debt borrowings.

   As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1996 and increased in 1995 by $2.0 million and by $0.7 million, respectively. These changes reflect a comparable change in the construction base in those years and decreased carrying charges on regulatory assets in 1996 and 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------




                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

Indianapolis, Indiana
January 24, 1997

             INDIANAPOLIS POWER & LIGHT COMPANY

                    Statements of Income
    For the Years Ended December 31, 1996, 1995 and 1994
                                                                  1996             1995             1994
                                                            ---------------  ---------------  ---------------
                                                                             (In Thousands)
OPERATING REVENUES (Note 9):
  Electric                                                  $      724,764   $      673,388   $      649,767
  Steam                                                             37,739           35,818           36,309
                                                            ---------------  ---------------  ---------------
    Total operating revenues                                       762,503          709,206          686,076
                                                            ---------------  ---------------  ---------------
OPERATING EXPENSES:
  Operation:
    Fuel                                                           164,339          169,206          169,756
    Other                                                          137,192          116,428          104,273
  Power purchased                                                   18,365           19,102           19,060
  Purchased steam                                                    7,240            6,680            7,653
  Maintenance                                                       67,768           63,013           68,562
  Depreciation and amortization                                    102,769          100,984           87,028
  Taxes other than income taxes                                     33,363           31,706           30,891
  Income taxes - net (Note 8)                                       68,248           54,499           55,543
                                                            ---------------  ---------------  ---------------
    Total operating expenses                                       599,284          561,618          542,766
                                                            ---------------  ---------------  ---------------
OPERATING INCOME                                                   163,219          147,588          143,310
                                                            ---------------  ---------------  ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                5,967            6,003            4,672
  Other - net                                                       (2,527)          (2,020)          (1,527)
  Income taxes - net (Note 8)                                          982              931              823
                                                            ---------------  ---------------  ---------------
    Total other income - net                                         4,422            4,914            3,968
                                                            ---------------  ---------------  ---------------
INCOME BEFORE INTEREST CHARGES                                     167,641          152,502          147,278
                                                            ---------------  ---------------  ---------------
INTEREST CHARGES:
  Interest on long-term debt                                        43,425           45,656           45,566
  Other interest                                                     3,638            4,728            1,497
  Allowance for borrowed funds used during construction             (3,354)          (5,367)          (4,709)
  Amortization of redemption premiums and expenses on
    debt - net                                                       1,344            1,212            1,101
                                                            ---------------  ---------------  ---------------
    Total interest charges                                          45,053           46,229           43,455
                                                            ---------------  ---------------  ---------------
NET INCOME                                                         122,588          106,273          103,823

PREFERRED DIVIDEND REQUIREMENTS                                      3,182            3,182            3,182
                                                            ---------------  ---------------  ---------------
INCOME APPLICABLE TO COMMON STOCK                           $      119,406   $      103,091   $      100,641
                                                            ===============  ===============  ===============

See notes to financial statements.

               INDIANAPOLIS POWER & LIGHT COMPANY

                         Balance Sheets
                   December 31, 1996 and 1995
--------------------------------------------------------------------------------------------------------
ASSETS                                                                  1996                   1995
--------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                              $      2,763,305       $      2,517,790
  Less accumulated depreciation                                         1,048,492                984,910
                                                                 -----------------      -----------------
      Utility plant in service - net                                    1,714,813              1,532,880
  Construction work in progress                                            63,243                249,249
  Property held for future use                                              9,913                  9,878
                                                                 -----------------      -----------------
      Utility plant - net                                               1,787,969              1,792,007
                                                                 -----------------      -----------------

OTHER PROPERTY -
  At cost, less accumulated depreciation                                    5,799                  4,454
                                                                 -----------------      -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                 8,840                  9,985
  Accounts receivable (less allowance for doubtful
    accounts - 1996, $907,000 and 1995, $786,000)                           6,710                 55,459
  Receivable from parent                                                    1,182                  1,693
  Fuel - at average cost                                                   30,121                 29,894
  Materials and supplies - at average cost                                 52,027                 56,547
  Prepayments and other current assets                                      9,612                  4,095
                                                                 -----------------      -----------------
      Total current assets                                                108,492                157,673
                                                                 -----------------      -----------------

DEFERRED DEBITS:
  Regulatory assets (Note 4)                                              137,974                142,711
  Miscellaneous                                                            12,166                 11,971
                                                                 -----------------      -----------------
      Total deferred debits                                               150,140                154,682
                                                                 -----------------      -----------------

      TOTAL                                                      $      2,052,400       $      2,108,816
                                                                 =================      =================



See notes to financial statements.


----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                           1996                   1995
----------------------------------------------------------------------------------------------------------
                                                                                (In Thousands)
CAPITALIZATION (See Notes 5 and 6):
  Common shareholder's equity
    Common stock, no par, authorized - 20,000,000 shares,
      issued and outstanding - 17,206,630 shares in 1996,
      17,206,630 shares in 1995                                   $        324,537       $        324,537
    Premium on 4% cumulative preferred stock                                 1,363                  1,363
    Retained earnings                                                      456,349                421,229
                                                                  -----------------      -----------------
      Total common shareholder's equity                                    782,249                747,129
  Cumulative preferred stock (Note 5)                                       51,898                 51,898
  Long-term debt (Note 6)                                                  627,791                669,000
                                                                  -----------------      -----------------
        Total capitalization                                             1,461,938              1,468,027
                                                                  -----------------      -----------------


CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 7)                       34,000                 65,022
  Current maturities and sinking fund requirements (Note 6)                 11,250                 15,150
  Accounts payable and accrued expenses                                     56,537                 73,053
  Dividends payable                                                         21,910                 21,263
  Taxes accrued                                                             19,621                 19,023
  Interest accrued                                                          13,301                 14,324
  Other current liabilities                                                 14,519                 16,092
                                                                  -----------------      -----------------
      Total current liabilities                                            171,138                223,927
                                                                  -----------------      -----------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net (Note 8)                         304,854                293,748
  Unamortized investment tax credit                                         47,722                 50,636
  Accrued postretirement benefits (Note 11)                                 23,635                 30,517
  Accrued pension benefits (Note 10)                                        37,283                 31,834
  Miscellaneous                                                              5,830                 10,127
                                                                  -----------------      -----------------
      Total deferred credits and other long-term liabilities               419,324                416,862
                                                                  -----------------      -----------------
COMMITMENTS AND CONTINGENCIES (Note 13)

      TOTAL                                                       $      2,052,400       $      2,108,816
                                                                  =================      =================


See notes to financial statements.

                                       INDIANAPOLIS POWER & LIGHT COMPANY

                                            Statements of Cash Flows
                             For the Years Ended December 31, 1996, 1995 and 1994
                                                                  1996              1995             1994
                                                            ---------------   --------------   ---------------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                $      122,588    $      106,273   $      103,823
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   97,313            99,300           88,371
    Amortization of regulatory assets                               17,680             6,748             -
    Deferred income taxes and investment tax credit adjustme         3,195            (4,564)           2,650
    Allowance for funds used during construction                    (9,321)          (11,370)          (9,381)
    Premiums on redemptions of debt                                 (3,128)           (2,506)          (1,363)
    Change in certain assets and liabilities:
      Accounts receivable                                           49,260            (9,174)           4,869
      Fuel, materials and supplies                                   4,293             6,362           (2,743)
      Accounts payable                                             (16,516)            4,199           17,207
      Taxes accrued                                                    598             2,236           (4,590)
      Accrued pension benefits                                       5,449             4,731            4,563
      Other - net                                                  (17,177)            3,978           19,778
                                                            ---------------   ---------------  ---------------
Net cash provided by operating activities                          254,234           206,213          223,184
                                                            ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                        (78,543)         (166,874)        (178,295)
  Other                                                            (13,488)          (20,307)         (11,002)
                                                            ---------------   ---------------  ---------------
Net cash used in investing activities                              (92,031)         (187,181)        (189,297)
                                                            ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                        20,000           110,000          200,000
  Retirement of long-term debt                                     (65,150)          (80,350)         (85,928)
  Short-term debt - net                                            (31,022)           38,622          (63,600)
  Dividends paid                                                   (86,811)          (84,471)         (82,421)
  Other                                                               (365)             (683)          (2,452)
                                                            ---------------   ---------------  ---------------
Net cash used in financing activities                             (163,348)          (16,882)         (34,401)
                                                            ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,145)            2,150             (514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     9,985             7,835            8,349
                                                            ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        8,840    $        9,985   $        7,835
                                                            ===============   ===============  ===============




Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                    $       45,339    $       46,792   $       40,747
                                                            ===============   ===============  ===============
    Income taxes                                            $       67,979    $       53,049   $       59,129
                                                            ===============   ===============  ===============



See notes to financial statements.

                    INDIANAPOLIS POWER & LIGHT COMPANY

                      Statements of Retained Earnings
           For the Years Ended December 31, 1996, 1995 and 1994
                                                                   1996                1995                1994
                                                             ----------------    ----------------    ----------------
                                                                                  (In Thousands)

RETAINED EARNINGS AT BEGINNING OF YEAR                       $       421,229     $       399,862     $       379,249
NET INCOME                                                           122,588             106,273             103,823
                                                             ----------------    ----------------    ----------------
    Total                                                            543,817             506,135             483,072

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Note 5)                                 3,182               3,182               3,182
    Common stock                                                      84,286              81,724              80,028
                                                             ----------------    ----------------    ----------------
    Total                                                             87,468              84,906              83,210
                                                             ----------------    ----------------    ----------------
RETAINED EARNINGS AT END OF YEAR                             $       456,349     $       421,229     $       399,862
                                                             ================    ================    ================


See notes to financial statements.


                 INDIANAPOLIS POWER & LIGHT COMPANY
                 ----------------------------------

                  Notes to Financial Statements
       For the Years Ended December 31, 1996,1995 and 1994
--------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   All the outstanding common stock of Indianapolis Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1996 and 1995, IPL had a receivable, which is due on demand, for advances made to IPALCO.

   Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area.

   Concentrations of Risk: Substantially all of IPL's business activity is with customers located within the Indianapolis area. In addition, approximately 65% of IPL's employees are covered by collective bargaining agreements.

   Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

   Revenues: Revenues are recorded as billed to customers on a monthly cycle billing basis. Revenue is not accrued for energy delivered but unbilled at the end of the year. A fuel adjustment charge provision, which is established after public hearing, is applicable to substantially all the rate schedules of IPL, and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

   Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes.

   Effective July 1, 1996, IPL's authorized annual electric operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1996, IPL's rolling annual electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1996, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $93 million, of which $63.5 million expires at varying amounts during the five-year period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period results. As a consequence IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

   Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

   Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

   Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 7.3%, 8.5% and 9.5% during 1996, 1995 and 1994, respectively.

   Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.4% during 1996 and 3.5% during 1995 and 1994. Depreciation expense for 1996 includes an adjustment to spare parts inventory of $4.5 million resulting from recognition of the impairment in value of excess spare parts. Depreciation expense for 1995 and 1994 includes adjustments to property held for future use of approximately $12.3 million and $3.9 million, respectively. The adjustments in 1995 and 1994 reflect incurred costs of expired regulatory permits and for designing and engineering a future generating station in Patriot, Indiana.

   Sale of Accounts Receivable: In late December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Consolidated Balance Sheets are net of the $50 million interest sold under the IPL agreement at December 31, 1996. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

   The Financial Accounting Standards Board has issued Statement No. 125 relating to the accounting for transfers of financial assets.
Enterprises anticipates adopting this standard on its effective date of January 1, 1997, and does not expect that it will have a material effect on its financial position or results of operations.

   Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 4. As of December 31, 1996, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC authorizing IPL to increase customer tariffs except for approximately $10 million in costs for Demand Side Management (DSM) incurred subsequent to January 1995 (see Note 9). IPL is amortizing such regulatory assets to expense over periods authorized by these orders. Tax-related regulatory assets represent the net income tax liability for deferred costs and revenues to be considered in future regulatory proceedings.

   In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement (see Note 9), IPL, effective September 1, 1995, is amortizing this deferral to expense over a life which generally approximates the useful life of the related facility.

   Also in accordance with regulatory treatment, IPL defers as regulatory assets nonsinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

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

   IPL participates in a tax sharing agreement with the consolidated IPALCO group which allocates taxes as if each company had filed a return on a stand alone basis.

   Statements of Cash Flows - Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

   Employee Benefit Plans: Substantially all employees of IPL are covered by a defined benefit pension plan, a defined contribution plan and a postretirement benefit plan.

   The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

   The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan).
Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding, 4% of the employee's annual base compensation.

   The postretirement benefit plan is sponsored by IPL and provides certain health-care and life insurance benefits to employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. This plan is funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

   Long-Lived Assets: Effective January 1, 1996, IPL adopted the provision of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this new standard did not have a material impact on IPL's financial position or results of operations. As competitive factors influence pricing in the utility industry, this opinion may change in the future. The general requirements of SFAS 121 apply to property, plant and equipment of IPL and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows are at least equal to the carrying amount of the asset.

   Stock-Based Compensation: Effective January 1, 1996, IPL adopted the provisions of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The accounting requirements of this pronouncement are applicable to all new employee awards granted after the adoption of SFAS 123. The new standard provides for the adoption, at the option of the company, of a fair value method of accounting for stock options and similar equity instruments. IPL has elected to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS 123 has no effect on the net income, earnings per share or the cash flows of IPL.

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

   Reclassification: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  UTILITY PLANT IN SERVICE

   The original cost of utility plant in service at December 31, segregated by functional classifications, follows:
                                           1996        1995
-----------------------------------------------------------------
                                            (In Thousands)
Production                              $1,684,705  $1,490,958
Transmission                               235,218     231,410
Distribution                               712,391     676,240
General                                    130,991     119,182
                                        ----------  ----------
     Total utility plant in service     $2,763,305  $2,517,790
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

   Long-Term Debt, Including Current Maturities and Sinking Fund
Requirements: Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the interest rate swap agreement has been estimated at $1.2 million and $3.6 million, which represents the amount that IPL would have to pay to enter into an equivalent agreement at December 31, 1996 and 1995, respectively, with a swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1996 and 1995, the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                     1996      1995
-------------------------------------------------------
                                     (In Thousands)
          Carrying amount          $639,041  $684,150
          Approximate fair value   $644,988  $718,229

4.  REGULATORY ASSETS

   The amounts of regulatory assets at December 31, 1996 and 1995, are as follows:

                                                      1996       1995
-----------------------------------------------------------------------
                                                       (In Thousands)

Related to Deferred Taxes (Note 1)                 $  39,175  $  34,178
Postretirement Benefit Costs in Excess of Cash
   Payments and Amounts Capitalized (Note 11)         23,584     30,016
Unamortized Reacquisition Premium on Debt (Note 1) 25,151 22,600 Unamortized Petersburg Unit 4 Carrying Charges
   and Certain Other Costs (Note 1)                   34,005     39,143
Demand Side Management Costs (Note 9)                 13,841     10,853
Other                                                  2,218      5,921
                                                   ---------  ---------
      Total Regulatory Assets                      $ 137,974  $ 142,711
                                                   =========  =========

5.  CAPITAL STOCK

   Common Stock: There were no changes in IPL common stock during 1996, 1995 and 1994.

   Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indenture securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on the Common Stock unless dividends on all outstanding shares of its preferred stock have been paid or declared and set apart for payment. All of the retained earnings at December 31, 1996, were free of such restrictions.

   Cumulative Preferred Stock of Subsidiary: Preferred stock shareholders are entitled to two votes per share, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. Preferred stock is redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at the call prices stated below.

   Preferred stock consists of the following:

                                  December 31, 1996
                                  -----------------
                                    Shares    Call           December 31,
                                 Outstanding  Price          1996    1995
                                -----------  -------       ------- -------
                                                       (Thousands of Dollars)
Cumulative, $100 Par Value,
  authorized 2,000,000 shares

  4% Series                        100,000  $118.00        $10,000 $10,000
  4.20% Series                      39,000   103.00          3,900   3,900
  4.60% Series                      30,000   103.00          3,000   3,000
  4.80% Series                      50,000   101.00          5,000   5,000
  6% Series                        100,000   102.00         10,000  10,000
  8.20% Series                     199,985   101.00         19,998  19,998
                                   -------                 -------  -------
Total cumulative preferred stock   518,985                 $51,898  $51,898
                                   =======                 =======  =======

Variable class, Par Value undetermined,
  authorized 3,000,000 shares, none issued


6.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                        December 31,
                                                      ----------------
                                                       1996     1995
                                                     --------  --------
    Series            Due                          (Thousands of Dollars)
    ------           -----
  First Mortgage Bonds:
     5 1/8%    April 1996 (redeemed April 1996)      $     -   $ 15,000
     5 5/8%    May 1997                                11,250    11,400
     6.05%     February 2004 (issued February 1994)    80,000    80,000
     8%        October 2006                            58,800    58,800
     7 3/8%    August 2007                             80,000    80,000
     6.10% *   January 2016                            41,850    41,850
     5.40% *   August 2017                             24,650    24,650
     9 5/8%    June 2019 (redeemed December 1996)          -     50,000
     7.45%     August 2019                             23,500    23,500
     5.50% *   October 2023                            30,000    30,000
     7.05%     February 2024 (issued February 1994)   100,000   100,000
     6 5/8% *  December 2024 (issued February 1995)    40,000    40,000
  Unamortized discount - net                           (1,009)   (1,050)
                                                     --------  --------
     Total first mortgage bonds                       489,041   554,150

  Variable Series Notes *
     1991      August 2021                             40,000    40,000
     1994A     December 2024 (issued December 1994)    20,000    20,000
     1995B     January 2023 (issued October 1995)      40,000    40,000
     1995C     December 2029 (issued December 1995)    30,000    30,000
     1996      November 2029 (issued November 1996)    20,000       -
  Current maturities and sinking fund requirements    (11,250)  (15,150)
                                                     --------  --------
     Total long-term debt                            $627,791  $669,000
                                                     ========  ========

* Notes are issued to the city of Petersburg, Indiana (City), by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the City.

   IPL redeemed the $33.2 million, 7.4% Series, the $19.75 million, 7 1/8% Series and the $25.2 million, 7.65% Series First Mortgage Bonds in March 1994; the $40.0 million, 10 5/8% Series in March 1995; and the $40.0 million, 9 5/8% Series in December 1995.

   The Series 1991 note provides for an interest rate which varies with the tax-exempt commercial paper rate. The 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements which were unused at December 31, 1996.

    The average interest rates and the year-end interest rates for the variable rate notes are as follows:

                   Average Interest Rate for     Interest Rate at
                  the Year Ended December 31,      December 31,
                          1996     1995             1996   1995
------------------------------------------------------------------

      Series 1991        3.53%    3.91%           3.47%   3.72%
      Series 1994A       3.53%    3.94%           4.10%   5.10%
      Series 1995B       5.21%    5.14%           5.21%   5.21%
      Series 1995C       3.52%    4.41%           4.10%   5.10%
      Series 1996        3.72%      --            4.05%     --

   In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%.

   There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to December 31, 1996, other than as shown in the balance sheet for December 31, 1996.

7.  LINES OF CREDIT

   IPL has committed lines of credit with banks of $100 million at December 31, 1996, to provide loans for interim financing and also require the payment of commitment fees. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1997, to December 31, 1997. Lines of credit used to support commercial paper were $20 million at December 31, 1996. IPL has a Liquidity facility in the amount of $150 million to support certain floating rate tax-exempt facilities (see Note 6). IPL has an uncommitted line of credit with a bank in the amount of $25 million which does not require the payment of a commitment fee. At December 31, 1996, $11 million was unused. The weighted average interest rate on notes payable and commercial paper outstanding was 6.16% and 5.80% at December 31, 1996 and 1995, respectively.

8.  INCOME TAXES

   Federal and state income taxes charged to income are as follows:

                                                1996      1995      1994
-------------------------------------------------------------------------
                                                    (In Thousands)
Operating Expenses:
  Current income taxes:
    Federal                                    $56,676   $51,331   $45,919
    State                                        8,378     7,732     6,919
                                               -------   -------   -------
      Total current taxes                       65,054    59,063    52,838
                                               -------   -------   -------

    Deferred federal income taxes                6,507    (1,748)    4,896
    Deferred state income taxes                   (398)      309     1,077
                                               -------   -------   -------
      Total deferred  income taxes               6,109    (1,439)    5,973
                                               -------   -------   -------

Net amortization of investment credit           (2,915)   (3,125)   (3,268)
                                               -------   -------   -------
    Total charge to operating expenses          68,248    54,499    55,543
Net credit to other income and deductions         (982)     (931)     (823)
                                               -------   -------   -------
Total federal and state income tax provisions  $67,266   $53,568   $54,720
                                               =======   =======   =======

    The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                             1996     1995     1994
-------------------------------------------------------------------------
Federal statutory tax rate                   35.0%    35.0%    35.0%
Effect of state income taxes                 (1.5)    (1.8)    (1.8)
Amortization of investment tax credits       (1.5)    (2.0)    (2.1)
Removal cost adjustments                        -     (1.7)    (0.8)
Other - net                                  (0.7)    (1.0)    (0.8)
                                             ----     ----     ----
  Effective tax rate                         31.3%    28.5%    29.5%
                                             ====     ====     ====

    The significant items comprising IPL's net deferred tax liability recognized in the balance sheets as of December 31, 1996 and 1995, are as follows:

                                              1996        1995
----------------------------------------------------------------------
                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                $376,121   $366,801
  Other                                         19,200     14,666
                                              --------   --------
      Total deferred tax liabilities           395,321    381,467
                                              --------   --------
Deferred tax assets:
  Relating to utility property                  28,298     24,934
  Investment tax credit                         29,156     30,936
  Employee Benefit Plans                        15,396     14,724
  Unbilled revenue                              10,517     11,157
  Other                                          7,100      5,968
                                              --------   --------
      Total deferred tax assets                 90,467     87,719
                                              --------   --------
Net deferred tax liability                    $304,854   $293,748
                                              ========   ========

9.  RATE MATTERS

   Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding.

   As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps. It is estimated that these increases will provide the following additional annual revenues:

   Step 1 - $35,000,000 on September 1, 1995

   Step 2 - $25,000,000 on July 1, 1996

   Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets.
Additionally, IPL's existing depreciation rates were reapproved.

   Under terms of the Settlement Agreement, IPL will not seek another general increase in its basic rates and charges until after July 1, 1997, except in the event of an emergency. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

   Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. Accordingly, IPL will implement new steam tariffs designed to produce estimated additional annual steam operating revenues as follows:

                                 Additional
                                   Annual
               Year               Revenues
               ----             -----------
          January 13, 1997      $ 2,384,000
          January 13, 1998          370,000

   Demand Side Management Program: In compliance with an order dated September 8, 1993, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On December 19, 1996, IPL filed a petition with the IURC requesting review, modification and/or termination of, and related regulatory treatment for, DSM programs approved in the order dated September 8, 1993.


10.  EMPLOYEE PENSION BENEFIT PLANS

   Pension expense is comprised of the following components:

                                                   1996     1995     1994
--------------------------------------------------------------------------
                                                     (In Thousands)

Service cost--benefits earned during the period  $ 6,482  $ 6,375  $ 7,832
Interest cost on projected benefit obligation     16,335   15,348   15,358
Actual (return) loss on plan assets              (23,307) (29,529)  10,366
Net amortization and deferral                      5,758   13,499  (27,297)
                                                 -------  -------  -------
  Net periodic pension cost                        5,268    5,693    6,259
  Less:
    Amount allocated to related parties              121       98       79
                                                 -------  -------  -------
IPL net periodic pension cost                      5,147    5,595    6,180
  Less amount capitalized                          1,061    1,199    1,365
                                                 -------  -------  -------
Amount charged to expense                        $ 4,086  $ 4,396  $ 4,815
                                                 =======  =======  =======

   A summary of the Plans' funding status at its October 31, 1996 plan year-end, evaluation date and the amount recognized in the balance sheets at December 31, 1996 and 1995, follows:

                                                       1996        1995
---------------------------------------------------------------------------
                                                       (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                         $(173,654)  $(148,124)
  Nonvested benefit obligation                        (32,705)    (27,883)
                                                    ---------   ---------
Accumulated benefit obligation                       (206,359)   (176,007)
                                                    =========   =========

  Projected benefit obligation                       (229,937)   (223,137)
  Plan assets at fair value                           235,250     220,978
                                                    ---------   ---------
Funded status--plan assets less than projected
  benefit obligation                                    5,313      (2,159)
  Unrecognized net gain from past experience
      different from that assumed                     (36,126)    (30,174)
  Unrecognized past service costs                       8,132      14,495
  Unrecognized net asset at January 1, 1987, being
      amortized over an original life of 18.9 years   (12,583)    (13,996)
  Adjustment required to recognize minimum liability   (2,019)          -
                                                    ---------   ---------
Net accrued pension benefits included in other
  long-term liabilities at December 31              $ (37,283)  $ (31,834)
                                                    =========   =========

   Approximately 41% of the Plans' assets were in equity securities at October 31, 1996, with the remainder in fixed income securities.

   Assumptions used in determining this information were:

                                                   1996    1995    1994
-------------------------------------------------------------------------
Discount rate                                      7.50%   7.50%   8.00%
Rate of increase in future compensation levels     5.10%   5.10%   6.10%
Expected long-term rate of return on assets        8.00%   8.00%   8.00%


11.  EMPLOYEE POSTRETIREMENT BENEFIT PLAN


     Postretirement  benefit  expense  is  comprised  of  the   following
components:

                                                                   1996     1995     1994
------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Service cost -- benefits earned during the period                $ 3,891  $ 3,855  $ 5,051
Interest cost on accumulated postretirement benefit obligation    10,450   10,796   11,052
Actual (return) loss on plan assets                                1,280     (319)    (435)
Net amortization and deferral                                      2,233    4,661    5,740
                                                                 -------  -------  -------
  Net periodic postretirement benefit cost                        17,854   18,993   21,408
  Less:
    Amount capitalized                                             3,511    3,891    4,464
    Regulatory asset deferral                                         -     6,978   12,289
                                                                 -------  -------  -------
Amount charged to expense                                        $14,343  $ 8,124  $ 4,655
                                                                 =======  =======  =======

   Also, during 1996 and 1995, IPL expensed postretirement regulatory asset amortization of $6.4 million and $2.1 million, respectively.

   A summary of the retiree health-care and life insurance plan's funding status, and the amount recognized in the balance sheets at December 31, 1996 and 1995, follows:

                                                                  1996        1995
-------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement              (In Thousands)
    benefit obligation:
    Retirees                                                   $ (62,856)  $ (60,442)
    Fully  eligible  active plan  participants                   (21,314)    (20,645)
    Other active plan participants                               (61,879)    (61,055)
                                                               ---------    --------
Total                                                           (146,049)   (142,142)
    Plan assets at fair value                                     49,274      29,800
                                                               ---------    --------
Funded status--accumulated postretirement benefit obligation
    in excess of plan assets                                     (96,775)   (112,342)
    Unrecognized  net  gain  from past experience  different
    from that assumed                                            (24,354)    (21,761)
    Unrecognized net obligation at January 1, 1993, being
        amortized over an original life of 20 years               97,494     103,586
                                                               ---------   ---------
Net accrued postretirement benefit cost included in
    deferred liabilities at December 31                        $ (23,635)  $ (30,517)
                                                               =========   =========


   IPL has expensed its nonconstruction related postretirement benefits costs associated with its regulated steam business and, subsequent to August 1995, with its regulated electric business. IPL's electric business postretirement benefit costs incurred prior to September 1, 1995, net of amounts capitalized for construction and benefits paid to participants, were deferred as a regulatory asset on the balance sheets. The Settlement Agreement approved the amortization to operating expense of this regulatory asset over five years beginning September 1, 1995.
The annual amortization is $6.4 million. IPL funds its annual postretirement benefit costs in excess of actual benefits paid to participants to an irrevocable VEBA Trust. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. The VEBA Trust provides for full funding of IPL's accumulated postretirement benefit obligation in the event of certain change of control transactions. During 1996 and 1995, IPL contributed $20.8 million and $18.5 million, respectively, of these costs to the VEBA.

   Plan assets consist of the cash surrender value of life insurance policies on certain active and retired employees.

   The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.8% for 1997, gradually declining to 4.5% in 2003. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation, as of December 31, 1996, by approximately $20.8 million and the combined service cost and interest cost for 1996 by approximately $2.5 million.

   Assumptions used in determining the information above were:

                                                   1996    1995   1994
------------------------------------------------------------------------
Discount rate                                      7.50%   7.25%  8.00%
Rate of increase in future compensation levels     5.10%   5.10%  6.10%
Expected long-term rate of return on assets        8.00%   8.00%  8.00%

12.  OTHER EMPLOYEE BENEFIT PLANS

   IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.4 million, $3.2 million and $3.3 million in 1996, 1995 and 1994, respectively.

13.  COMMITMENTS AND CONTINGENCIES

   In 1997, IPL anticipates the cost of its construction program to be approximately $86 million.

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


14.  QUARTERLY RESULTS (UNAUDITED)

    Operating results for the years ended December 31, 1996 and 1995 by quarter, are as follows (in thousands):

                                                   1996
                              -----------------------------------------------

                             March 31     June 30   September 30  December 31
                             --------     -------   ------------  -----------

Operating revenues           $196,446     $177,621    $205,672    $182,764
Operating income             $ 44,844     $ 36,122    $ 51,163    $ 31,090
Net income                   $ 35,880     $ 26,980    $ 39,632    $ 20,096

                                                   1995
                             ------------------------------------------------
                             March 31     June 30   September 30  December 31
                             --------     -------   ------------  -----------

Operating revenues           $175,518     $159,652    $199,873    $174,163
Operating income             $ 38,278     $ 30,405    $ 50,802    $ 28,103
Net income                   $ 27,612     $ 20,111    $ 40,598    $ 17,952

   The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Colder weather was experienced in the first and second quarters of 1996 as compared to the same periods in 1995. In addition, during the fourth quarter of 1995, IPL expensed approximately $12.3 million of property held for future use. See Note 9 regarding rate increases.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None.

                               PART III
                               --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Information relating to the directors of the registrant, set forth in the Proxy Statement of Indianapolis Power & Light Company dated April 15, 1997 (the registrant's Proxy Statement), under "Proposal 1-Election of 16 Directors" at pages 4-6 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at page I-8 of this Form 10-K under "Executive Officers of the Registrant at February 25, 1997."

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at pages 13-15, "Compensation of Directors" at page 7, "Compensation Committee Interlocks and Insider Participation" at page 7, "Pensions Plans" at pages 17-18, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 18-19, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Proxy Statement under "Voting Securities and Beneficial Owners" at pages 2-3 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Information relating to certain relationships and related transactions, set forth in the registrant's Proxy Statement under "Certain Business Relationships" at page 8, is incorporated herein by reference.

                                PART IV
                                -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)The Financial Statements under this Item 14 (a) 1 filed in this Form 10-K are those of Indianapolis Power & Light Company.

              1.  Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Income for the Years Ended
                       December 31, 1996, 1995 and 1994

                     Balance Sheets, December 31, 1996 and 1995

                     Statements of Cash Flows for the Years
                       Ended December 31, 1996, 1995 and 1994

                     Statements of Retained Earnings for the Years
                       Ended December 31, 1996, 1995 and 1994

                     Notes to Financial Statements

              2.  Exhibits
                  --------

                     The Exhibit Index beginning on page IV-6 of this
               Annual Report on Form 10-K lists the exhibits that are filed as part of this report.


          (b)Reports on Form 8-K
             -------------------

             None


          INDIANAPOLIS POWER & LIGHT COMPANY                                           EXHIBIT 12.1

          Ratio of Earnings to Fixed Charges


                                                     YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                               1996              1995              1994
                                             ---------         ---------         ---------
                                                        (Thousands of Dollars)
Earnings, as defined:
     Net income                              $122,588          $106,273          $103,823
     Income taxes                              67,266            53,568            54,720
     Fixed charges, as below                   48,570            51,778            48,302
                                             ---------         ---------         ---------
         Total earnings, as defined          $238,424          $211,619          $206,845
                                             =========         =========         =========
Fixed charges, as defined:
     Interest charges                        $ 48,407          $ 51,596          $ 48,164
     Rental interest factor                       164               182               138
                                             ---------         ---------         ---------
         Total fixed charges, as defined     $ 48,571          $ 51,778          $ 48,302
                                             =========         =========         =========
Ratio of earnings to fixed charges               4.91              4.09              4.28
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

Date:  February 25, 1997
       -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                Title                      Date
           ---------                -----                      ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal     Chairman of the Board and   February 25, 1997
      ----------------------   Chief Executive Officer
       (John R. Hodowal)


 (ii) Principal Financial Officer:


       /s/ John R. Brehm      Senior Vice President -     February 25, 1997
       ---------------------  Finance and Information
        (John R. Brehm)       Services



(iii) Principal Accounting Officer:


       /s/ Stephen J. Plunkett       Controller           February 25, 1997
       -----------------------
        (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of Indianapolis Power & Light
      Company:



       /s/ Mitchell E. Daniels, Jr.  Director             February 25, 1997
       ----------------------------
        (Mitchell E. Daniels, Jr.)


       /s/ Rexford C. Early          Director             February 25, 1997
       ---------------------------
        (Rexford C. Early)


       /s/ Otto N. Frenzel III       Director             February 25, 1997
       ---------------------------
        (Otto N. Frenzel III)


       /s/ Max L. Gibson             Director             February 25, 1997
       ---------------------------
        (Max L. Gibson)


       /s/ Dr. Earl B. Herr, Jr.     Director             February 25, 1997
       ---------------------------
        (Dr. Earl B. Herr, Jr.)


       /s/ John R. Hodowal           Director             February 25, 1997
       ---------------------------
        (John R. Hodowal)


       /s/ Ramon L. Humke            Director             February 25, 1997
       ---------------------------
        (Ramon L. Humke)


       /s/ Sam H. Jones              Director             February 25, 1997
       ---------------------------
        (Sam H. Jones)


       /s/ Andre B. Lacy             Director             February 25, 1997
       ---------------------------
        (Andre B. Lacy)


       /s/ L. Ben Lytle              Director             February 25, 1997
       ---------------------------
        (L. Ben Lytle)


       /s/ Michael S. Maurer         Director             February 25, 1997
       ---------------------------
        (Michael S. Maurer)


       /s/ Sallie W. Rowland         Director             February 25, 1997
       ---------------------------
        (Sallie W. Rowland)


       /s/ Thomas H. Sams            Director             February 25, 1997
       ---------------------------
        (Thomas H. Sams)

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

4.8* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.9* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.10* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.12* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10K dated 12-31-95.)

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

10.4* Transportation Contract dated September 28, 1987, between Indianapolis Power & Light Company and Consolidated Rail Corporation, together with Amendment Number 1, 2, 3 and 4.(Exhibit
          10.4 to the Form 10K dated 12-31-95.)

10.5* Coal Supply Agreement between Indianapolis Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company dated December 7, 1994. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Exhibit 10.2 to the Form 10-Q dated 3-31-95.)

10.6* Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company as modified through Modification 17.(Exhibit 10.6 to the Form 10K dated 12-31-95.)

10.7* Third Amendment to the Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. (The Third Amendment amends and restates the complete agreement between the parties.)(Exhibit 10.7 to the Form 10K dated 12-31-95.)

10.8* Facilities Agreement effective in 1968 among Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

10.9* Facilities Agreement dated August 16, 1977, between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc., together with Amendment Number 1 and 2.(Exhibit 10.9 to the Form 10K dated 12-31-95.)

10.10 East Central Area Reliability Agreement dated August 1, 1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibits 5-I in File No. 2-38332 and 5-J in File No. 2-38332.)

10.11* Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification Number 9.


10.12* Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 4.

10.13* Interconnection Agreement, dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification 1.

10.14* Interchange Agreement between Indianapolis Power & Light Company and ENRON Power Marketing, Inc. dated August 1, 1995.

10.15* Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification 1.

10.16* Employment Agreement between Indianapolis Power & Light Company and Ramon L. Humke dated February 1, 1990. (Exhibit 10.31 to the Form 10-K dated 12-31-94.) **

10.17* Employment Agreement by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated July 29, 1986. (Exhibit 10.32 to the Form 10-K dated 12-31-94.) **

10.18     Directors' and Officers' Liability Insurance Policy No.
          DO392B1A96 effective June 1, 1996 to June 1, 1997.  **

10.19* Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Directors dated February 22, 1983, as amended. (Exhibit 10.34 to the Form 10-K dated 12-31-94.) **

10.20 Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Officers effective January 1, 1994 as amended December 1, 1996.

10.21* Indianapolis Power & Light Company Supplemental Retirement Plan and Trust Agreement For a Select Group of Management Employees (As Amended and Restated Effective March 1, 1996.) (Exhibit 10.21 to the Form 10K dated 12-31-95.) **

10.22     1996 Management Incentive Program.  **

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