Form 10-Q
period 1997-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1997-05-14
CIK 50217

                                    FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934


    For the quarterly period ended
            March 31, 1997               Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                 Indiana                             35-0413620
       (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)           Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                      46204
         (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: 317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X   No
                                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                     Outstanding At March 31, 1997
      -----                                     -----------------------------
Common (Without Par Value)                              17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                     Page No.

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -
            Three Months Ended March 31, 1997 and 1996                   2

         Balance Sheets - March 31, 1997 and
            December 31, 1996                                            3

         Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                   4

         Notes to Financial Statements                                   5

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               6-8

PART II.  OTHER INFORMATION                                             9-11
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                1997                    1996
                                                                          ----------------        -----------------
OPERATING REVENUES:
  Electric                                                                $       188,516         $        183,938
  Steam                                                                            11,770                   12,508
                                                                          ----------------        -----------------
    Total operating revenues                                                      200,286                  196,446
                                                                          ----------------        -----------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                           41,616                   44,423
    Other                                                                          32,633                   32,957
  Power purchased                                                                   4,159                    4,730
  Purchased steam                                                                   2,219                    2,152
  Maintenance                                                                      15,698                   13,814
  Depreciation and amortization                                                    25,740                   23,706
  Taxes other than income taxes                                                     8,932                    8,961
  Income taxes - net                                                               21,696                   20,859
                                                                          ----------------        -----------------
    Total operating expenses                                                      152,693                  151,602
                                                                          ----------------        -----------------
OPERATING INCOME                                                                   47,593                   44,844
                                                                          ----------------        -----------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                               1,157                    1,851
  Other - net                                                                        (411)                    (514)
  Income taxes - net                                                                  162                      186
                                                                          ----------------        -----------------
    Total other income - net                                                          908                    1,523
                                                                          ----------------        -----------------
INCOME BEFORE INTEREST CHARGES                                                     48,501                   46,367
                                                                          ----------------        -----------------

INTEREST CHARGES:
  Interest                                                                         10,921                   12,212
  Allowance for borrowed funds used during construction                              (246)                  (1,725)
                                                                          ----------------        -----------------
    Total interest charges                                                         10,675                   10,487
                                                                          ----------------        -----------------

NET INCOME                                                                         37,826                   35,880

PREFERRED DIVIDEND REQUIREMENTS                                                       795                      795
                                                                          ----------------        -----------------

INCOME APPLICABLE TO COMMON STOCK                                         $        37,031         $         35,085
                                                                          ================        =================



See notes to financial statements.


                       INDIANAPOLIS POWER & LIGHT COMPANY
                                 Balance Sheets
                                 (In Thousands)
                                   (Unaudited)
                                                                             March 31              December 31

                                                                                1997                   1996
                                                                         -----------------       ----------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                               $      2,767,068        $     2,763,305
  Less accumulated depreciation                                                 1,070,125              1,048,492
                                                                         -----------------       ----------------
      Utility plant in service - net                                            1,696,943              1,714,813
  Construction work in progress                                                    71,031                 63,243
  Property held for future use                                                      9,913                  9,913
                                                                         -----------------       ----------------
      Utility plant - net                                                       1,777,887              1,787,969
                                                                         -----------------       ----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                            5,973                  5,799
                                                                         -----------------       ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        29,283                  8,840
  Accounts receivable (less allowance for doubtful
    accounts 1997, $1,212 and 1996, $907)                                           5,647                  7,892
  Fuel - at average cost                                                           22,662                 30,121
  Materials and supplies - at average cost                                         52,911                 52,027
  Prepayments and other current assets                                              5,264                  9,612
                                                                         -----------------       ----------------
      Total current assets                                                        115,767                108,492
                                                                         -----------------       ----------------
DEFERRED DEBITS:
  Regulatory assets                                                               132,135                137,974
  Miscellaneous                                                                    12,667                 12,166
                                                                         -----------------       ----------------
      Total deferred debits                                                       144,802                150,140
                                                                         -----------------       ----------------
              TOTAL                                                      $      2,044,429        $     2,052,400
                                                                         =================       ================

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                         $        324,537        $       324,537
    Premium on 4% cumulative preferred stock                                        1,363                  1,363
    Retained earnings                                                             479,120                456,349
                                                                         -----------------       ----------------
      Total common shareholder's equity                                           805,020                782,249
  Cumulative preferred stock                                                       51,898                 51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                                627,803                627,791
                                                                         -----------------       ----------------
      Total capitalization                                                      1,484,721              1,461,938
                                                                         -----------------       ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                            -                 34,000
  Current maturities and sinking fund requirements                                 11,250                 11,250
  Accounts payable and accrued expenses                                            46,636                 56,537
  Dividends payable                                                                15,066                 21,910
  Taxes accrued                                                                    47,854                 19,621
  Interest accrued                                                                  9,751                 13,301
  Other current liabilities                                                        14,148                 14,519
                                                                         -----------------       ----------------
      Total current liabilities                                                   144,705                171,138
                                                                         -----------------       ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                         303,297                304,854
  Unamortized investment tax credit                                                46,998                 47,722
  Accrued postretirement benefits                                                  21,980                 23,635
  Accrued pension benefits                                                         38,113                 37,283
  Miscellaneous                                                                     4,615                  5,830
                                                                         -----------------       ----------------
      Total deferred credits and other long-term liabilities                      415,003                419,324
                                                                         -----------------       ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
              TOTAL                                                      $      2,044,429        $     2,052,400
                                                                         =================       ================
See notes to financial statements.


                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                           Statements of Cash Flows
                                                (In Thousands)
                                                 (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                               1997                  1996
                                                                         ----------------      ----------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $        37,826       $        35,880
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 24,368                22,342
    Amortization of regulatory assets                                              3,913                 4,234
    Deferred income taxes and investment tax credit adjustments - net               (497)                 (728)
    Allowance for funds used during construction                                  (1,403)               (3,576)
  Change in certain assets and liabilities:
    Accounts receivable                                                            2,245                 2,148
    Fuel, materials and supplies                                                   6,575                  (613)
    Accounts payable                                                              (9,901)              (12,022)
    Taxes accrued                                                                 28,233                26,661
    Accrued pension benefits                                                         830                 1,317
    Other - net                                                                   (1,407)               (3,541)
                                                                         ----------------      ----------------
Net cash provided by operating activities                                         90,782                72,102
                                                                         ----------------      ----------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                      (13,390)              (22,996)
  Other                                                                           (1,087)               (3,086)
                                                                         ----------------      ----------------
Net cash used in investing activities                                            (14,477)              (26,082)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                          (34,000)              (14,522)
  Dividends paid                                                                 (21,898)              (21,244)
  Other                                                                               36                  (111)
                                                                         ----------------      ----------------
Net cash used in financing activities                                            (55,862)              (35,877)
                                                                         ----------------      ----------------
Net increase in cash and cash equivalents                                         20,443                10,143
Cash and cash equivalents at beginning of period                                   8,840                 9,985
                                                                         ----------------      ----------------
Cash and cash equivalents at end of period                               $        29,283       $        20,128
                                                                         ================      ================


---------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $        13,988       $        12,883
                                                                         ================      ================
    Income taxes                                                         $        (2,607)      $         1,625
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1996 Annual Report on Form 10-K.

3.      SALE OF ACCOUNTS RECEIVABLE

        In late December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

4.      COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of
        Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) on February 25, 1997, declared a quarterly dividend on common stock of $14,259,505. The dividend was paid by IPL to IPALCO Enterprises, Inc. in April, 1997.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $13.4 million during the first quarter ended March, 1997, representing a $9.6 million decrease from the comparable period in 1996. This decrease is primarily due to reduced construction spending in the first quarter of 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station as this construction project was completed in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the first quarter of 1997.

         The three-year construction program has not changed from that previously reported in IPL's 1996 Form 10-K report. (See "Future Performance" in
Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1996 Form 10-K report for further discussion).


Rate Relief

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.


RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1997 and March 31, 1996
         --------------------------------------------------------------

         Income applicable to common stock increased during the first quarter of 1997 compared to the first quarter of 1996 by $1.9 million. The following discussion highlights the factors contributing to this increase.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1997 increased $3.8 million from the comparable 1996 period. The increase in revenues resulted from the following:

                                                           Increase (Decrease)
                                                         from Comparable Period
                                                         ----------------------
                                                           Three Months Ended
                                                           ------------------
                                                          (Millions of Dollars)

       Increase in base electric rates                           $   6.8
       Changes in Kilowatt-hour (KWH) sales - net of fuel           (2.5)
       Fuel revenues                                                (2.8)
       Steam revenues                                               (0.7)
       Sales for resale                                              2.1
       Other revenues                                                0.9
                                                                 --------
       Total change in operating revenues                        $   3.8
                                                                 ========

         The increase in base rate electric revenues are the result of new tariffs effective July 1, 1996, designed to produce $25-million additional annual revenues. The first quarter decrease in retail KWH sales compared to the same period in 1996 was due to milder weather. Heating degree days decreased 12% during the first quarter compared to the same period in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the first quarter of 1997, as compared to the same period in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the first quarter of 1997 decreased $2.8 million due to a $2.1 million decrease in deferred fuel and a $1.6 million decrease in unit prices, partially offset by a $0.9 million increase in consumption compared to the same period last year.

         Power purchased decreased by $0.6 million in the first quarter compared to the same period in 1996 primarily due to decreased purchases of firm-peaking energy.

         Maintenance expenses increased $1.9 million in the first quarter of 1997 compared to the same period in 1996. The increase reflects increased boiler and electric plant maintenance at the Petersburg plant of $1.0 million, increased electric and boiler plant maintenance at Pritchard of $0.3 million, increased transmission expense of $0.3 million and other miscellaneous expenses which increased by $0.3 million.

         Depreciation and amortization expense in the first quarter of 1997 increased from the same period a year ago by $2.0 million. This increase resulted from an increase in the depreciable utility plant balances.

         As a result of the foregoing, utility operating income increased 6.1% from the comparable 1996 period, to $47.6 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased by $0.7 million in the first quarter of 1997 compared to the same period last year. The decrease was primarily due to scrubbers at the Petersburg plant being placed in service in June 1996.

         Other - net increased by $0.1 million in the first quarter of 1997 compared to the first quarter of 1996. The increase was primarily due to increased revenues from contract work.

Interest Charges
----------------

         Interest expense decreased $1.3 million in the first quarter of 1997 compared to the same period in 1996. This decrease is a result of the redemption of two first mortgage bond series during 1996($50 million 9 5/8% and $15 million 5 1/8%).

         Allowance for borrowed funds used during construction for the first quarter ended decreased from the comparable period in 1996 by $1.5 million. This decrease was due primarily to the scrubbers at the Petersburg plant being placed in service in June 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

3.2      Bylaws of Indianapolis Power & Light Company, as amended.

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

4.2* Thirty-First Supplemental Indenture dated as of October 1, 1986. (Form 10-K for year ended 12-31-86.)

4.3* Thirty-Second Supplemental Indenture dated as of June 1, 1989. (Form 10-K for year ended 12-31- 89.)

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

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1 Employment agreement between Indianapolis Power & Light Company and Ramon L. Humke dated January 1, 1997. **

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  None.

                                                Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INDIANAPOLIS POWER & LIGHT COMPANY
                                         ----------------------------------
                                                      (Registrant)



Date:     May 14, 1997                    /s/  John R. Brehm
     ------------------------             ---------------------------------
                                               John R. Brehm
                                               Senior Vice President
                                               Finance and Information Services



Date:     May 14, 1997                    /s/  Stephen J. Plunkett
     ------------------------             ----------------------------------
                                               Stephen J. Plunkett
                                               Controller