Form 10-Q
period 1997-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1997-08-13
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


      For the quarterly period ended
               June 30, 1997                  Commission File Number 1-3132-2



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
     Yes  X     No
         ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding At June 30, 1997
                -----                          ----------------------------
      Common (Without Par Value)                      17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                    Page No.

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
            Six Months Ended June 30, 1997 and 1996                       2

         Balance Sheets - June 30, 1997 and
            December 31, 1996                                             3

         Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                       4

         Notes to Financial Statements                                  5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7-9

PART II.  OTHER INFORMATION                                           10-13
--------  -----------------



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)


                                                                    Three Months Ended                Six Months Ended
                                                                          June 30                         June 30
                                                                    1997            1996            1997            1996
                                                               --------------  --------------  --------------  ---------------
OPERATING REVENUES:
  Electric                                                     $     170,096   $     169,163   $     358,612   $      353,101
  Steam                                                                8,620           8,458          20,390           20,966
                                                               --------------  --------------  --------------  ---------------
    Total operating revenues                                         178,716         177,621         379,002          374,067
                                                               --------------  --------------  --------------  ---------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                              37,506          40,360          79,122           84,783
    Other                                                             35,622          33,354          68,255           66,311
  Power purchased                                                      1,131           4,285           5,290            9,015
  Purchased steam                                                      1,684           1,499           3,903            3,651
  Maintenance                                                         17,613          16,112          33,311           29,926
  Depreciation and amortization                                       26,504          23,973          52,244           47,679
  Taxes other than income taxes                                        8,067           8,373          16,999           17,334
  Income taxes - net                                                  14,601          13,543          36,297           34,402
                                                               --------------  --------------  --------------  ---------------
    Total operating expenses                                         142,728         141,499         295,421          293,101
                                                               --------------  --------------  --------------  ---------------
OPERATING INCOME                                                      35,988          36,122          83,581           80,966
                                                               --------------  --------------  --------------  ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  1,124           1,769           2,281            3,620
  Other - net                                                           (183)           (629)           (594)          (1,143)
  Income taxes - net                                                     108             221             270              407
                                                               --------------  --------------  --------------  ---------------
    Total other income - net                                           1,049           1,361           1,957            2,884
                                                               --------------  --------------  --------------  ---------------
INCOME BEFORE INTEREST CHARGES                                        37,037          37,483          85,538           83,850
                                                               --------------  --------------  --------------  ---------------

INTEREST CHARGES:
  Interest                                                            10,238          12,088          21,159           24,300
  Allowance for borrowed funds used during construction                 (226)         (1,585)           (472)          (3,310)
                                                               --------------  --------------  --------------  ---------------
    Total interest charges                                            10,012          10,503          20,687           20,990
                                                               --------------  --------------  --------------  ---------------

NET INCOME                                                            27,025          26,980          64,851           62,860

PREFERRED DIVIDEND REQUIREMENTS                                          796             796           1,591            1,591
                                                               --------------  --------------  --------------  ---------------

INCOME APPLICABLE TO COMMON STOCK                              $      26,229   $      26,184   $      63,260   $       61,269
                                                               ==============  ==============  ==============  ===============


See notes to financial statements.

                                           INDIANAPOLIS POWER & LIGHT COMPANY
                                                     Balance Sheets
                                                     (In Thousands)
                                                      (Unaudited)

                                                                                    June 30                December 31
                                ASSETS                                                1997                    1996
                                ------                                         -----------------       ------------------

UTILITY PLANT:
  Utility plant in service                                                     $      2,774,554        $       2,763,305
  Less accumulated depreciation                                                       1,086,614                1,048,492
                                                                               -----------------       ------------------
      Utility plant in service - net                                                  1,687,940                1,714,813
  Construction work in progress                                                          73,461                   63,243
  Property held for future use                                                           10,074                    9,913
                                                                               -----------------       ------------------
       Utility plant - net                                                            1,771,475                1,787,969
                                                                               -----------------       ------------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                                  5,904                    5,799
                                                                               -----------------       ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                               8,771                    8,840
  Accounts receivable (less allowance for doubtful
    accounts 1997, $971 and 1996, $907)                                                   2,528                    7,892
  Fuel - at average cost                                                                 26,841                   30,121
  Materials and supplies - at average cost                                               50,723                   52,027
  Prepayments and other current assets                                                    5,359                    9,612
                                                                               -----------------       ------------------
      Total current assets                                                               94,222                  108,492
                                                                               -----------------       ------------------
DEFERRED DEBITS:
  Regulatory assets                                                                     132,462                  137,974
  Miscellaneous                                                                          11,559                   12,166
                                                                               -----------------       ------------------
      Total deferred debits                                                             144,021                  150,140
                                                                               -----------------       ------------------
              TOTAL                                                            $      2,015,622        $       2,052,400
                                                                               =================       ==================

                    CAPITALIZATION AND LIABILITIES
                    ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                               $        324,537        $         324,537
    Premium on 4% cumulative preferred stock                                              1,363                    1,363
    Retained earnings                                                                   481,212                  456,349
                                                                               -----------------       ------------------
      Total common shareholder's equity                                                 807,112                  782,249
  Cumulative preferred stock                                                             51,898                   51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                                      627,816                  627,791
                                                                               -----------------       ------------------
      Total capitalization                                                            1,486,826                1,461,938
                                                                               -----------------       ------------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                                  -                   34,000
  Current maturities and sinking fund requirements                                            -                   11,250
  Accounts payable and accrued expenses                                                  51,683                   56,537
  Dividends payable                                                                      13,943                   21,910
  Taxes accrued                                                                          19,818                   19,621
  Interest accrued                                                                       13,265                   13,301
  Other current liabilities                                                              11,601                   14,519
                                                                               -----------------       ------------------
      Total current liabilities                                                         110,310                  171,138
                                                                               -----------------       ------------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                               308,522                  304,854
  Unamortized investment tax credit                                                      46,243                   47,722
  Accrued postretirement benefits                                                        20,417                   23,635
  Accrued pension benefits                                                               39,448                   37,283
  Miscellaneous                                                                           3,856                    5,830
                                                                               -----------------       ------------------
      Total deferred credits and other long-term liabilities                            418,486                  419,324
                                                                               -----------------       ------------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                            $      2,015,622        $       2,052,400
                                                                               =================       ==================

See notes to financial statements.

                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                           Statements of Cash Flows
                                                (In Thousands)
                                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                 1997                 1996
                                                                          ----------------      ----------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                              $        64,851       $        62,860
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                  49,503                44,965
    Amortization of regulatory assets                                               7,825                 8,104
    Deferred income taxes and investment tax credit adjustments - net                (367)               (1,311)
    Allowance for funds used during construction                                   (2,753)               (6,930)
  Change in certain assets and liabilities:
    Accounts receivable                                                             5,364                 4,474
    Fuel, materials and supplies                                                    4,584                (2,916)
    Accounts payable                                                               (4,854)              (10,476)
    Taxes accrued                                                                     197                 3,948
    Accrued pension benefits                                                        2,165                 2,634
    Other - net                                                                    (1,821)                2,831
                                                                          ----------------      ----------------
Net cash provided by operating activities                                         124,694               108,183
                                                                          ----------------      ----------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                       (30,569)              (45,441)
  Other                                                                            (1,027)               (5,431)
                                                                          ----------------      ----------------
Net cash used in investing activities                                             (31,596)              (50,872)
                                                                          ----------------      ----------------

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                                                    (11,250)              (15,150)
  Short-term debt - net                                                           (34,000)                  (22)
  Dividends paid                                                                  (47,953)              (43,095)
  Other                                                                                36                  (141)
                                                                          ----------------      ----------------
Net cash used in financing activities                                             (93,167)              (58,408)
                                                                          ----------------      ----------------
Net decrease in cash and cash equivalents                                             (69)               (1,097)
Cash and cash equivalents at beginning of period                                    8,840                 9,985
                                                                          ----------------      ----------------
Cash and cash equivalents at end of period                                $         8,771       $         8,888
                                                                          ================      ================


----------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                  $        20,246       $        21,254
                                                                          ================      ================
    Income taxes                                                          $        32,337       $        31,806
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

3.      LONG-TERM DEBT

        On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

4.      SALE OF ACCOUNTS RECEIVABLE

        In December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million.
        Accounts receivable on the Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

5.      NEW ACCOUNTING STANDARDS

        In June, 1997, SFAS No. 130, "Comprehensive Income," was issued and becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the financial statements.

        Also in June, 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. The Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the financial statements.

6.      SUBSEQUENT EVENT

        IPALCO filed preliminary documents with the Securities and Exchange Commission on August 8, 1997, describing a contemplated offer to purchase for cash any and all outstanding shares of the cumulative preferred stock of IPL. The offer is conditioned upon IPL's shareholders' approval of an amendment to IPL's Amended Articles of Incorporation (the "Articles") which would remove a provision of the Articles limiting IPL's ability to issue unsecured debt. In addition, preferred shareholders who wish to tender their shares pursuant to the offer must vote in favor of the Articles Amendment. In conjunction with the filing, IPL filed a preliminary Proxy Statement for potential use in soliciting proxies for a special meeting of shareholders of IPL to consider the Articles Amendment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         During the second quarter of 1997 the Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock on April 29, May 27 and June 24 of $2,500,000, $19,636,604 and $2,000,000,
respectively . The dividends were paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $17.2 million during the second quarter ended June 30, 1997, representing a $5.2 million decrease from the comparable period in 1996. This decrease is mostly related to reduced construction spending in the second quarter of 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station as the construction project was completed in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the second quarter of 1997. Construction expenditures (excluding allowance for funds used during construction) totaled $30.6 million during the six months ended June 30, 1997, representing a $14.8 million decrease from the comparable period in 1996. This difference is mostly related to reduced construction spending in 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the first six months of 1997. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

         The five-year construction program has not changed from that previously reported in IPL's 1996 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1996 Form 10-K report for further discussion).

         On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

Rate Relief
-----------

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in September 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1997
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1996
             ------------------------------------------------------

         Income applicable to common stock was flat for the second quarter ended and increased $2.0 million for the six months ended of 1997 compared to the 1996 periods. The following discussion highlights the factors contributing to these results.

Operating Revenues
------------------

       Operating revenues during the second quarter and six months ended of 1997 increased from the comparable 1996 periods by $1.1 million and $4.9 million, respectively. The increases in revenues resulted from the following:

                                                             Increase (Decrease) from Comparable Period
                                                             ------------------------------------------
                                                              Three Months Ended      Six Months Ended
                                                              ------------------      ----------------
                                                                          (Millions of Dollars)

       Increase in base electric rates                            $   5.9                   $  12.7
       Decreased Kilowatt-hour (KWH) sales - net of fuel             (5.5)                     (8.0)
       Fuel revenues                                                 (2.2)                     (5.0)
       Steam revenues                                                 0.1                      (0.6)
       Sales for resale                                               2.1                       4.2
       Other revenues                                                 0.7                       1.6
                                                                  -------                   -------
       Total change in operating revenues                         $   1.1                   $   4.9
                                                                  =======                   =======

         The increases in base rate electric revenues are the result of new tariffs, effective July 1, 1996, designed to produce $25-million additional annual revenues. The decrease in retail KWH sales was due to milder weather. During the second quarter of 1997 cooling degree days decreased 38% and in the first quarter of 1997, heating degree days decreased 12%, compared to the same periods in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the second quarter and six months ended of 1997, as compared to the same periods in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the second quarter and six months ended of 1997 decreased from the same periods a year ago by $2.9 million and $5.7 million, respectively. The primary reason for the decrease in the second quarter was a decrease in deferred fuel cost of $2.7 million. A deferred fuel cost decrease of $4.8 million contributed to the six months ended decrease. Additional factors contributing to the six month ended decrease were a decrease of $2.1 million in unit costs of coal and oil and a $1.2 million increase in fuel consumption.

         Other operation expenses in the second quarter and six months ended of 1997 increased from the same periods a year ago by $2.3 million and $1.9 million, respectively. The second quarter increase is comprised of increased outside services of $1.1 million, $0.7 million for increased employee benefits and $0.5 million for other administrative and general expenses. The increase in the second quarter was also due to increased electric distribution expense of $0.7 million and other increased operating expenses which net to an increase of $0.3 million. Partially offsetting these increases to operating expenses in the second quarter was the gain from the sale of emission allowances of $1.0 million. The six months ended variance is primarily related to an increase in outside services of $1.9 million, increases to salaries of $0.9 million and customer accounts expenses of $0.8 million offset by the gain from the sale of emission allowances of $1.2 million.

         Power purchased decreased by $3.2 million and $3.7 million from the comparable periods in 1996 during the second quarter and six months ended of 1997, respectively. The decrease in the second quarter was due to a decrease in demand charges of $3.5 million partially offset by an increase in energy purchases of $0.3 million. The six months ended variance was due also to the decreased demand charges of $3.5 million as well as decreased energy purchases of $0.2 million. The decreased demand charges in both periods are a result of a new power purchase contract taking effect in May of 1997.

         Maintenance expense increased by $1.5 million and $3.4 million during the second quarter and six months ended of 1997 compared to the same periods last year. The second quarter increase was primarily due to the repair of a production unit at the Stout plant. The six month ended increase resulted from a $1.6 million increase for expenses at the Stout plant primarily related to the repair of a production unit. Increased maintenance expenses of $0.8 million for station equipment in transmission, $0.6 million for the Petersburg plant and $0.4 million for other maintenance also contributed to the six month ended increase in expenses.

         Depreciation and amortization expense in the second quarter and six months ended of 1997 increased from the same periods a year ago by $2.5 million and $4.6 million, respectively. These increases primarily resulted from increased depreciable plant balances.

         Income taxes - net for the second quarter and six months ended of 1997 increased from the same periods in 1996 by $1.1 million and $1.9 million, respectively. These increases were primarily due to increased pretax operating income.

         As a result of the foregoing, utility operating income during the second quarter of 1997 decreased 0.4% from the comparable 1996 period, to $36.0 million. Utility operating income during the six months ended of 1997 increased 3.2% from the comparable 1996 period, to $83.6 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction in the second quarter and six months ended of 1997 decreased from the same periods in 1996 by $0.6 million and $1.3 million, respectively, primarily due to a decreased construction base partially offset by an increased equity rate which resulted in a $0.1 million increase for both of the comparable periods.

         Other - net increased by $0.4 million and $0.5 million for the second quarter and six months ended of 1997, respectively, compared to the same periods in 1996. Both of these increases were as a result of increased net revenues from contract work.

Interest Charges
----------------

         Interest expense in the second quarter and six months ended of 1997 decreased from the same periods in 1996 by $1.9 million and $3.2 million, respectively. The decreases were due to the redemption of $15 million and $50 million long-term debt issues during 1996 and $11.3 million in 1997 resulting in decreases to long-term debt of $1.0 million and $2.2 million for the second quarter and six months ended of 1997, respectively. Short-term borrowings have also decreased resulting in decreases to short-term interest of $0.9 million and $1.0 million for the second quarter and six months ended of 1997, respectively.

         Allowance for borrowed funds used during construction for the second quarter and six months ended of 1997 decreased from the comparable periods in 1996 by $1.4 million and $2.8 million, respectively, due to a decreased construction base.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on May 21, 1997. At the Annual Meeting, an amendment to the Articles of Incorporation to remove unsecured indebtedness limitation was not approved. An amendment requires 2/3 approval and the vote was 427,358 in favor, and 168,050 against, with 54,646 abstaining.

         At the same meeting the following Directors were elected to terms of one year each which expire in May, 1998. Each Director received the following numbers of votes as shown opposite his or her name:

Directors                              Votes For              Votes Withheld
---------                              ---------              --------------

Joseph D. Barnette, Jr.                 790,746                 12,598
Robert A. Borns                         790,768                 12,576
Mitchell E. Daniels, Jr.                790,436                 12,908
Rexford C. Early                        790,646                 12,698
Otto N. Frenzel III                     790,390                 12,954
Max L. Gibson                           790,986                 12,358
Earl B. Herr, Jr.                       790,446                 12,898
John R. Hodowal                         790,906                 12,438
Ramon L. Humke                          790,636                 12,358
Sam H. Jones                            790,636                 12,708
Andre B. Lacy                           790,986                 12,358
L. Ben Lytle                            790,746                 12,598
Michael S. Maurer                       790,728                 12,616
Andrew J. Paine, Jr.                    790,382                 12,962
Sallie W. Rowland                       790,986                 12,358
Thomas H. Sams                          790,806                 12,538

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended 3-31-91.)

3.2*     Bylaws of Indianapolis Power & Light Company dated January 25, 1994.
         (Exhibit 3.2 to the Form   10-Q for quarter ended 3-31-97.)

-------  --------------------------------------------

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

4.5* Thirty-Fourth Supplemental Indenture dated as of October 15, 1991. (Form 10-K for year ended 12-31-91.)

4.6* Thirty-Fifth Supplemental Indenture dated as of August 1, 1992. (Form 10-K for year ended 12-31-92.)

4.7* Thirty-Sixth Supplemental Indenture dated as of April 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.8* Thirty-Seventh Supplemental Indenture dated as of October 1, 1993. (Form 10-Q for quarter ended 9-30-93.)

4.9* Thirty-Eighth Supplemental Indenture dated as of October 1, 1993.(Form 10-Q for quarter ended 9-30-93.)

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994.(Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994.(Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

-------  --------------------------------------------

27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  None.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INDIANAPOLIS POWER & LIGHT COMPANY
                                           ----------------------------------
                                                        (Registrant)





Date:       August 13, 1997               /s/ John R. Brehm
      -----------------------------       -------------------------------
                                              John R. Brehm
                                              Senior Vice President
                                              Finance and Information Services



Date:       August 13, 1997               /s/ Stephen J. Plunkett
      -----------------------------       -------------------------------
                                              Stephen J. Plunkett
                                              Controller