Form 10-Q
period 1997-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1997-11-13
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


   For the quarterly period ended
        September 30, 1997                   Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

         Indiana                                                35-0413620
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

     One Monument Circle
     Indianapolis, Indiana                                         46204
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


       Class                             Outstanding At September 30, 1997
       -----                             ---------------------------------
Common (Without Par Value)                      17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----

                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
            Nine Months Ended September 30, 1997 and 1996              2

         Balance Sheets - September 30, 1997 and
            December 31, 1996                                          3

         Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996              4

         Notes to Financial Statements                               5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            7-9

PART II.  OTHER INFORMATION                                        10-12
--------  -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                        September 30
                                                                  1997              1996              1997              1996
                                                           ----------------  ----------------  ---------------   ---------------
OPERATING REVENUES:
  Electric                                                 $       202,916   $       198,579   $      561,528    $      551,680
  Steam                                                              7,639             7,093           28,029            28,059
                                                           ----------------  ----------------  ---------------   ---------------
    Total operating revenues                                       210,555           205,672          589,557           579,739
                                                           ----------------  ----------------  ---------------   ---------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                            44,475            40,962          123,597           125,745
    Other                                                           36,269            34,667          104,524           100,978
  Power purchased                                                    1,365             4,868            6,655            13,883
  Purchased steam                                                    1,223             1,497            5,126             5,148
  Maintenance                                                       14,765            15,743           48,076            45,669
  Depreciation and amortization                                     25,733            25,178           77,977            72,857
  Taxes other than income taxes                                      8,274             8,210           25,273            25,544
  Income taxes - net                                                25,533            23,384           61,830            57,786
                                                           ----------------  ----------------  ---------------   ---------------
    Total operating expenses                                       157,637           154,509          453,058           447,610
                                                           ----------------  ----------------  ---------------   ---------------
OPERATING INCOME                                                    52,918            51,163          136,499           132,129
                                                           ----------------  ----------------  ---------------   ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  893               976            3,174             4,596
  Other - net                                                         (475)             (713)          (1,069)           (1,856)
  Income taxes - net                                                   232               261              502               668
                                                           ----------------  ----------------  ---------------   ---------------
    Total other income - net                                           650               524            2,607             3,408
                                                           ----------------  ----------------  ---------------   ---------------
INCOME BEFORE INTEREST CHARGES                                      53,568            51,687          139,106           135,537
                                                           ----------------  ----------------  ---------------   ---------------

INTEREST CHARGES:
  Interest                                                          10,190            12,070           31,349            36,370
  Allowance for borrowed funds used during construction               (227)              (15)            (699)           (3,325)
                                                           ----------------  ----------------  ---------------   ---------------
    Total interest charges                                           9,963            12,055           30,650            33,045
                                                           ----------------  ----------------  ---------------   ---------------

NET INCOME                                                          43,605            39,632          108,456           102,492

PREFERRED DIVIDEND REQUIREMENTS                                        795               795            2,386             2,386
                                                           ----------------  ----------------  ---------------   ---------------

INCOME APPLICABLE TO COMMON STOCK                          $        42,810   $        38,837   $      106,070    $      100,106
                                                           ================  ================  ===============   ===============

See notes to financial statements.


                                      INDIANAPOLIS POWER & LIGHT COMPANY
                                                Balance Sheets
                                                (In Thousands)
                                                  (Unaudited)

                                                                           September 30            December 31
                                                                               1997                   1996
                                                                         ----------------       ----------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                               $     2,800,741        $     2,763,305
  Less accumulated depreciation                                                1,107,851              1,048,492
                                                                         ----------------       ----------------
      Utility plant in service - net                                           1,692,890              1,714,813
  Construction work in progress                                                   61,934                 63,243
  Property held for future use                                                    10,224                  9,913
                                                                         ----------------       ----------------
      Utility plant - net                                                      1,765,048              1,787,969
                                                                         ----------------       ----------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                           6,873                  5,799
                                                                         ----------------       ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       16,645                  8,840
  Accounts receivable (less allowance for doubtful
    accounts 1997, $1,229 and 1996, $907)                                          4,826                  7,892
  Fuel - at average cost                                                          28,094                 30,121
  Materials and supplies - at average cost                                        49,112                 52,027
  Prepayments and other current assets                                             4,989                  9,612
                                                                         ----------------       ----------------
      Total current assets                                                       103,666                108,492
                                                                         ----------------       ----------------
DEFERRED DEBITS:
  Regulatory assets                                                              129,036                137,974
  Miscellaneous                                                                   12,031                 12,166
                                                                         ----------------       ----------------
      Total deferred debits                                                      141,067                150,140
                                                                         ----------------       ----------------
              TOTAL                                                      $     2,016,654        $     2,052,400
                                                                         ================       ================


                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                         $       324,537        $       324,537
    Premium on 4% cumulative preferred stock                                       1,363                  1,363
    Retained earnings                                                            480,868                456,349
                                                                         ----------------       ----------------
      Total common shareholder's equity                                          806,768                782,249
  Cumulative preferred stock                                                      51,898                 51,898
  Long-term debt (less current maturities
    and sinking fund requirements)                                               627,828                627,791
                                                                         ----------------       ----------------
      Total capitalization                                                     1,486,494              1,461,938
                                                                         ----------------       ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                           -                 34,000
  Current maturities and sinking fund requirements                                     -                 11,250
  Accounts payable and accrued expenses                                           49,095                 56,537
  Dividends payable                                                               21,963                 21,910
  Taxes accrued                                                                   17,286                 19,621
  Interest accrued                                                                 9,513                 13,301
  Other current liabilities                                                       13,968                 14,519
                                                                         ----------------       ----------------
      Total current liabilities                                                  111,825                171,138
                                                                         ----------------       ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                        310,535                304,854
  Unamortized investment tax credit                                               45,513                 47,722
  Accrued postretirement benefits                                                 18,760                 23,635
  Accrued pension benefits                                                        40,316                 37,283
  Miscellaneous                                                                    3,211                  5,830
                                                                         ----------------       ----------------
      Total deferred credits and other long-term liabilities                     418,335                419,324
                                                                         ----------------       ----------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                      $     2,016,654        $     2,052,400
                                                                         ================       ================
See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                    September
                                                                              1997               1996
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     108,456      $     102,492
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               73,897             68,770
    Amortization of regulatory assets                                           12,800             12,149
    Deferred income taxes and investment tax credit adjustments - net             (846)               (56)
    Allowance for funds used during construction                                (3,873)            (7,921)
  Change in certain assets and liabilities:
    Accounts receivable                                                          3,066                355
    Fuel, materials and supplies                                                 4,942               (899)
    Accounts payable                                                            (7,442)           (21,588)
    Taxes accrued                                                               (2,335)               651
    Accrued pension benefits                                                     3,033              3,951
    Other - net                                                                (15,487)            (6,261)
                                                                         --------------     --------------
Net cash provided by operating activities                                      176,211            151,643
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (47,801)           (61,920)
  Other                                                                         (2,642)            (6,583)
                                                                         --------------     --------------
Net cash used in investing activities                                          (50,443)           (68,503)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                                                 (11,250)           (15,150)
  Short-term debt - net                                                        (34,000)               (22)
  Dividends paid                                                               (72,749)           (64,945)
  Other                                                                             36               (163)
                                                                         --------------     --------------
Net cash used in financing activities                                         (117,963)           (80,280)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                        7,805              2,860
Cash and cash equivalents at beginning of period                                 8,840              9,985
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      16,645      $      12,845
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      33,711      $      35,356
                                                                         ==============     ==============
    Income taxes                                                         $      56,142      $      52,377
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

3.      LONG-TERM DEBT

        On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

4.      SALE OF ACCOUNTS RECEIVABLE

        In December, 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million.
        Accounts receivable on the Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

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

6.      SUBSEQUENT EVENTS

        On October 9, 1997, an amendment to the Articles of Incorporation of Indianapolis Power & Light Company was adopted at a special meeting of shareholders. The amendment removed a provision of the articles that limited IPL's ability to issue unsecured debt, including short-term debt.

        IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a tender offer concluded October 8, 1997. This purchase was accomplished using proceeds obtained with the use of a $22 million increase to IPALCO's Revolving Credit Facility originally obtained in April, 1997. The following table shows the number of shares purchased for each class of preferred stock.

              Class                     Shares     Rate          Amount
           --------------------------------------------------------------
              4% Series.............    52,389   $71.38       $ 3,739,527
              4.2% Series...........    19,669    77.72         1,528,675
              4.6% Series...........    27,519    85.12         2,342,417
              4.8% Series...........    28,070    88.82         2,493,177
              6% Series.............    59,200   103.00         6,097,600
              8.2% Series...........    65,828   102.00         6,714,456
                                        ------                -----------
        Total shares purchased         252,675                $22,915,852
                                       =======                ===========

       After IPALCO's purchase, the stock was subsequently purchased from IPALCO by IPL at IPALCO's cost and canceled. As a result, the stock is no longer deemed issued and outstanding on the books of IPL. Following IPL's subsequent purchase, preferred stock consisted of the following:

                                                               October 31, 1997
                                                               ----------------
                                                             Shares           Call            Oct. 31      Dec. 31
                                                                                             ----------------------
                                                           Outstanding        Price            1997          1996
                                                           -----------       -------         --------      --------
                                                                                             (Thousands of Dollars)
Cumulative $100 Par Value,
     authorized 2,000,000 shares

     4% Series..........................................       47,611        $118.00         $  4,761      $ 10,000
     4.2% Series........................................       19,331         103.00            1,933         3,900
     4.6% Series........................................        2,481         103.00              248         3,000
     4.8% Series........................................       21,930         101.00            2,193         5,000
     6% Series..........................................       40,800         102.00            4,080        10,000
     8.2% Series........................................      134,157         101.00           13,416        19,998
                                                              -------                        --------      --------
       Total cumulative preferred stock                       266,310                        $ 26,631      $ 51,898
                                                              =======                        ========      ========

        On October 28, 1997, Indianapolis Power & Light Company's Board of Directors resolved to call for redemption all shares of IPL's 6.0% and 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         During the third quarter of 1997 the Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock on July 29, August 26 and September 30 of $2,000,000, $31,144,479 and $10,000,000,
respectively . The dividends were paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for environmental compliance. Construction expenditures (excluding allowance for funds used during construction) totaled $17.2 million during the third quarter ended September 30, 1997, representing a $0.7 million decrease from the comparable period in 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the third quarter of 1997. Construction expenditures (excluding allowance for funds used during construction) totaled $47.8 million during the nine months ended September 30, 1997, representing a $14.1 million decrease from the comparable period in 1996. This difference is mostly related to reduced construction spending in 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the first nine months of 1997. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

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

         On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

Rate Relief
-----------

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in August 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996.


RESULTS OF OPERATIONS


      Comparison of Third Quarter and Nine Months Ended September 30, 1997
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1996
           -----------------------------------------------------------


         Income applicable to common stock increased $4.0 million and $6.0 million for third quarter and nine months ended September 30, 1997, compared to the comparable 1996 periods. The following discussion highlights the factors contributing to these results.

Operating Revenues
------------------

       Operating revenues during the third quarter and nine months ended September 30, 1997, increased from the comparable 1996 periods by $4.9 million and $9.8 million, respectively. The increases in revenues resulted from the following:


                                                               Increase (Decrease) from Comparable Period
                                                               ------------------------------------------
                                                              Three Months Ended         Nine Months Ended
                                                              ------------------         -----------------
                                                                          (Millions of Dollars)
       Increase in base electric rates                            $     -                   $  12.7
       Change in Kilowatt-hour (KWH) sales - net of fuel              0.9                      (7.1)
       Fuel revenues                                                  0.3                      (4.7)
       Steam revenues                                                 0.6                         -
       Sales for resale                                               2.8                       7.0
       Other revenues                                                 0.3                       1.9
                                                                  -------                   -------
       Total change in operating revenues                         $   4.9                   $   9.8
                                                                  =======                   =======

         The increase in base rate electric revenues for the nine month ended period is the result of new tariffs, effective July 1, 1996, designed to produce $25 million additional annual revenues. The decrease in retail KWH sales for the nine months ended period was due to milder weather partially offset by customer growth. Heating degree days and cooling degree days for the nine months ended September 30, 1997, decreased by 6.6% and 16.9%, respectively, from the same period in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the third quarter and nine months ended of 1997, as compared to the same periods in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the third quarter of 1997 increased $3.5 million from the same period a year earlier while decreasing $2.1 million for the nine months of 1997, compared to the previous year. The increase in the third quarter was due to increases in fuel consumption of $2.3 million, deferred fuel cost of $1.0 million as well as increased unit costs of coal and oil of $0.2 million. The nine-month variance from 1996 was due to decreases in deferred fuel costs of $3.8 million and unit costs of coal and oil of $1.9 million partially offset by an increase in fuel consumption of $3.6 million.

         Power purchased decreased by $3.5 million and $7.2 million from the comparable periods in 1996 during the third quarter and first nine months of 1997, respectively. The decrease in the third quarter was due to a decrease in demand charges of $3.3 million and to energy purchases of $0.2 million. The nine-month variance was due to decreased demand charges of $6.7 million as well as decreased energy purchases of $0.5 million. The decreased demand charges in both periods resulted from a new power purchase contract taking effect in May of 1997.

         Maintenance expense decreased by $1.0 million in the third quarter of 1997 while increasing $2.4 million for the first nine months of 1997, compared to the same periods the previous year. The third quarter decrease was related to the overhaul of a production unit at the Pritchard Plant during the third quarter of 1996. The nine-month increase resulted from a $2.0 million increase for expenses at the Stout Plant primarily related to the repair of a production unit. Increased maintenance expenses of $0.7 million for station equipment in transmission also contributed to the nine-month variance.

         Depreciation and amortization expense in the third quarter and nine months ended September 30, 1997, increased from the same periods a year earlier by $0.6 million and $5.1 million, respectively. These increases primarily resulted from increased depreciable plant balances.

         Income taxes - net for the third quarter and nine months ended September 30, 1997, increased from the same periods in 1996 by $2.1 million and $4.0 million, respectively. These increases were primarily due to increased pretax operating income.

         As a result of the foregoing, utility operating income during the third quarter of 1997 increased 3.4% from the comparable 1996 period, to $52.9 million. Utility operating income during the nine months ended September 30, 1997, increased 3.3% from the comparable 1996 period, to $136.4 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction in the third quarter and nine months ended September 30, 1997, decreased from the same periods in 1996 by $0.1 million and $1.4 million, respectively. The third quarter decrease was due to amortization ending in August of 1997, for certain deferred Petersburg Plant assets. This decrease was partially offset in the third quarter by an increased equity rate. The nine-month variance resulted from a decreased construction base and the ending of amortization of certain deferred assets.

         Other - net increased by $0.2 million and $0.8 million for the third quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Both of these increases were as a result of increased net revenues from contract work.

Interest Charges
----------------

         Interest expense in the third quarter and nine months ended September 30, 1997, decreased from the same periods in 1996 by $1.9 million and $5.0 million, respectively. The decreases were due to the redemption of $15 million and $50 million long-term debt issues during 1996 and $11.3 million in 1997 resulting in decreases to long-term debt interest of $1.1 million and $3.4 million for the third quarter and nine months ended of 1997, respectively. Short-term borrowings have also decreased resulting in decreases to short-term interest of $0.8 million and $1.9 million for the third quarter and nine months ended September 30, 1997, respectively. Increased amortization of premiums on debt of $0.3 million also contributed to the nine-month variance.

         Allowance for borrowed funds used during construction for the third quarter increased $0.2 million while decreasing for the nine months ended September 30, 1997, by $2.6 million, from the comparable periods in 1996. The third quarter change resulted from an increase in the construction base and an increase in the borrowed funds rate. A decreased average construction base for the nine months ended September 30, 1997, resulted in the $2.6 million decrease compared to 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on September 24, 1997, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $25,000 per day of violation.

Item 5.  Other Information
-------  -----------------

         On July 16, 1997, the United States Environmental Protection Agency promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. Existing sources that cause or contribute to nonattainment regions will likely be subject to additional regulatory requirements, including possible emission reductions. New sources wanting to build facilities in nonattainment areas may also be subject to additional control requirements and may be required to offset their emissions. Because power plants emit certain air pollutants that could contribute to the formation of ambient ozone and fine particulate matter, there is a possibility that existing Company sources will be required to be retrofitted with additional air pollution controls in the future. Congressional intervention and/or litigation regarding the standards are probable. Due to these uncertainties, it is not presently possible to predict the potential impacts associated with implementation of these standards on the Company's facilities.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-Q for quarter ended 3-31-91.)

3.2* Bylaws of Indianapolis Power & Light Company. (Exhibit 3.2 to the Form 10-Q for quarter ended 3-31-97.)

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



                                        INDIANAPOLIS POWER & LIGHT COMPANY
                                        ----------------------------------
                                                   (Registrant)



Date:        November 13, 1997             /s/ John R. Brehm
       ------------------------------     --------------------------
                                               John R. Brehm
                                               Senior Vice President
                                               Finance and Information Services



Date:        November 13, 1997             /s/ Stephen J. Plunkett
       ------------------------------     --------------------------
                                               Stephen J. Plunkett
                                               Controller