Form 10-K
period 1997-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1998-02-27
CIK 50217

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the fiscal year ended
        December 31, 1997                     Commission File Number  1-3132-2


                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                  35-0413620
         (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)              Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                       46204
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:  317-261-8261

         Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:

         518,985 Shares of Cumulative Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of January 31, 1998, there were 17,206,630 shares of the registrant's common stock (without par value)issued and outstanding.
                     -------------------------------------

         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Indianapolis Power & Light Company definitive Information Statement for the Annual Meeting of Shareholders to be held on April 15, 1998 are incorporated by reference into Part III of this Report.

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

GENERAL

       IPL was incorporated under the laws of the state of Indiana in 1926 and is a wholly owned subsidiary of IPALCO. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. Existing Indiana law provides for electric suppliers to have an exclusive retail service area.

       IPL's business is not dependent on any single customer or group of a few customers. IPL's historical retail sales to ultimate consumers for 1993-1997 are depicted at page I-4.

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

REGULATION

       IPL is subject to regulation by the Indiana Utility Regulatory Commission
(IURC) as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters (see Note 10 in the Notes to Financial Statements).

       In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), in respect of short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL has developed and implemented a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan was approved by the Environmental Protection Agency (EPA) in 1994. Estimated new annual capital expenditures for all other air, solid waste and water environmental compliance measures are $10 million, $1 million and $.5 million in 1998, 1999 and 2000, respectively.

RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and IPL customers. In Indiana, basic rates and charges are determined after giving consideration, on a proforma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property dedicated to providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can impact the return realized. Substantially all of IPL's retail tariffs provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs. Additionally, all such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (KWH) sales reductions along with current and deferred costs resulting from IPL's approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

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

FUEL

       In 1997, approximately 99.5% of the total KWH sold by IPL were generated from coal, .2% from middle distillate fuel oil, .2% from gas and .1% from purchased steam. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas is used in IPL's newer combustion turbines.

       IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with three suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2(10.1 to 10.5) for a list of coal contracts. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry.

EMPLOYEE RELATIONS

       As of December 31, 1997, IPL had 2,095 employees of whom 1,050 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 350 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement which remains in effect until December 13, 1999. The agreement provided for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In March 1995, the membership of the EUWU ratified a new labor agreement which remains in effect until February 23, 1998. Negotiations are currently underway with the EUWU for a new contract. The old agreement provided for general pay adjustments of 2% in 1995, 1996 and 1997; lump sum payments of $500 in both 1995 and 1996; and changes in pension and health care coverage.

DISPOSITION OF ASSETS

       In 1997, IPL retired and sold its CC Perry W Plant site, including land and improvements, to the State of Indiana White River State Park Commission.


                       INDIANAPOLIS POWER & LIGHT COMPANY
                       STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                      Year Ended December 31,
                                   -----------------------------------------------------------------------------------------------
Operating Revenues (In Thousands):     1997 (1)             1996                1995                1994                 1993
--------------------------------------------------    ---------------    ----------------     ---------------     ----------------
  Residential                      $      261,832     $      261,819     $       243,055      $      230,805      $       225,138
  Small industrial and commercial         125,998            132,361             130,780             129,346              127,551
  Large industrial and commercial         306,761            298,720             275,803             266,703              255,945
  Public lighting                           8,457              8,147               7,598               6,949                7,186
  Miscellaneous                            12,050              9,264               8,289               7,186                7,373
                                   ---------------    ---------------    ----------------     ---------------     ----------------
    Revenues - ultimate consumers         715,098            710,311             665,525             640,989              623,193
  Sales for resale - REMC                   1,082              1,141               1,105               1,098                  897
  Sales for resale - other                 21,954             13,312               6,758               7,680                5,237
                                   ---------------    ---------------    ----------------     ---------------     ----------------
      Total electric revenues      $      738,134     $      724,764     $       673,388      $      649,767      $       629,327
                                   ===============    ===============    ================     ===============     ================

Kilowatt-hour Sales (In Millions):
  Residential                               4,255              4,367               4,277               4,077                4,014
  Small industrial and commercial           1,972              2,130               2,209               2,207                2,202
  Large industrial and commercial           6,834              6,772               6,509               6,306                6,169
  Public lighting                              57                 58                  61                  64                   62
                                   ---------------    ---------------    ----------------     ---------------     ----------------
    Sales - ultimate consumers             13,118             13,327              13,056              12,654               12,447
  Sales for resale - REMC                      29                 29                  28                  26                   24
  Sales for resale - other                  1,111                725                 394                 456                  321
                                   ---------------    ---------------    ----------------     ---------------     ----------------
      Total kilowatt-hours sold            14,258             14,081              13,478              13,136               12,792
                                   ===============    ===============    ================     ===============     ================

Customers at End of Year:
  Residential                             374,686            370,029             365,163             360,347              356,015
  Small industrial and commercial          41,148             40,403              39,781              38,849               38,359
  Large industrial and commercial           3,960              3,657               3,557               3,525                3,342
  Public lighting                             346                303                 281                 266                  252
                                   ---------------    ---------------    ----------------     ---------------     ----------------
    Total ultimate consumers              420,140            414,392             408,782             402,987              397,968
  Sales for resale - REMC                       1                  1                   1                   1                    1
                                   ---------------    ---------------    ----------------     ---------------     ----------------
      Total electric customers            420,141            414,393             408,783             402,988              397,969
                                   ===============    ===============    ================     ===============     ================




(1) 1997 includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Note 3 in the Notes to Consolidated Financial Statements).


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

       IPL owns and operates four primarily coal-fired generating plants, three of which are used for only electric generation and one which is used for a combination of electric and steam generation. For electric generation, the total gross nameplate rating is 3,024 MW, winter capability is 3,036 MW and summer capability is 2,956 MW. For steam generation, gross capacity is 1,990 Mlbs. (thousands of pounds) per hour.

       Total Electric Stations:

       H. T. Pritchard plant (Pritchard), located 25 miles southwest of Indianapolis (seven units in service - one in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

       E. W. Stout plant (Stout) located in the southwest part of Marion County (eleven units in service - one each in 1941, 1947, 1958, 1961, 1967, 1994 and 1995 and four in 1973) with 921 MW nameplate rating and net winter and summer capabilities of 1,000 MW and 924 MW, respectively.

       Petersburg plant (Petersburg), located in Pike County, Indiana (seven units in service - four in 1967 and one each in 1969, 1977 and 1986)with 1,716 MW nameplate rating and net winter and summer capabilities of 1,672 MW.

       Combination Electric and Steam Station:

       C.C.Perry Section K plant (Perry K), located in the city of Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.

       Net electrical generation during 1997, at the Petersburg, Stout and Pritchard stations accounted for about 72.9%, 20.3% and 6.7%, respectively, of IPL's total net generation. Perry K and Perry W produced .1% net electrical generation and all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system located within the city of Indianapolis. During 1997, the C.C. Perry Section W plant (Perry W), located in downtown Indianapolis with 11 MW nameplate rating (net winter capability 10 MW, summer 12 MW) for electric and a gross capacity of 300 Mlbs. per hour for steam was retired in place and subsequently sold to the State of Indiana White River State Park Commission.

       Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW, one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 268 miles of 34,500 volt lines. Distribution facilities include 4,709 pole miles and 19,877 wire miles of overhead lines. Underground distribution and service facilities include 505 miles of conduit and 5,520 wire miles of conductor. Underground street lighting facilities include 109 miles of conduit and 686 wire miles of conductor. Also included in the system are 73 bulk power substations and 76 distribution substations.

       Steam distribution properties include 22 miles of mains with 257 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,882 acres in Morgan County, Indiana and approximately 876 acres in Switzerland County, Indiana has been purchased for future plant sites.

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

Item 3.       LEGAL PROCEEDINGS
              -----------------

        On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on September 24, 1997, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based upon the advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

        At a special meeting on October 9, 1997, an amendment to Article 6A of the Company's Amended Articles of Incorporation was approved. This amendment removed the limitation on the issuance of unsecured indebtedness. 17,206,630 shares of the Company's common stock were cast in favor of the amendment representing 100% of the total common stock. Of the 518,985 shares outstanding of the Company's cumulative preferred stock, 415,337 shares were cast for the amendment, 2,716 votes were cast against the amendment and 364 shares abstained from voting. Having received at least 2/3 approval of the holders of its cumulative preferred stock, the amendment was duly adopted.

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 24, 1998

       Name, age (at December 31, 1997), and positions and offices held for the past five years:

                                            From                     To
John R. Hodowal (52)
  Chairman of the Board                February, 1990
  Chief Executive Officer              May, 1989

Ramon L. Humke (65)
  President and Chief Operating
    Officer                            February, 1990

John R. Brehm (44)
  Senior Vice President - Finance
    and Information Services           May, 1991

Robert W. Rawlings (56)
  Senior Vice President -
    Electric Production                May, 1991

Bryan G. Tabler (54)
  Senior Vice President -
    Secretary and General Counsel      January, 1995
  Partner, Barnes & Thornburg          January, 1979           October, 1994

Gerald D. Waltz (58)
  Senior Vice President -
    Electric Delivery                  May, 1996
  Senior Vice President -
    Business Development               May, 1991               May, 1996

Paul S. Mannweiler (48)
  Senior Vice President -
    External Affairs                   January, 1997
  Partner, Locke Reynolds Boyd
    and Weisell                        July, 1980              December, 1996

Max Califar (44)
  Vice President - Human
    Resources                          December, 1992

Steven L. Meyer (39)
  Treasurer                            December, 1992

Stephen J. Plunkett (49)
  Controller                           May, 1991

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
        ------------------------------------------------------------------------

       All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

       Aggregate dividends paid on the common stock were $93.5 million and $83.6 million during 1997 and 1996, respectively. Dividends were paid on a quarterly basis during 1996 and on a monthly basis during 1997.

       IPL's Board of Directors declared dividends on common stock of $25 million on January 27, 1998, and $16 million on February 24, 1998, payable February 1, 1998 and March 1, 1998,respectively.

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


Item 6. SELECTED FINANCIAL DATA
        -----------------------


(In Thousands)                                      1997             1996              1995              1994             1993
--------------------------------------------- ---------------   --------------   ---------------   ---------------  ---------------
Total operating revenues (1)                  $      776,427    $     762,503    $      709,206    $      686,076   $      664,303
Operating income                                     167,315          163,219           147,588           143,310          142,368
Allowance for funds used
   during construction                                 4,407            9,321            11,370             9,381            5,527
Income before cumulative effect
  of accounting change (1)                           133,402          122,588           106,273           103,823          102,766
Cumulative effect of accounting change (1)            18,347                -                 -                 -                -
Net income                                           151,749          122,588           106,273           103,823          102,766
Preferred dividend requirements                        2,760            3,182             3,182             3,182            3,182
Income applicable to
  common stock                                       148,989          119,406           103,091           100,641           99,584
Utility plant - net                                1,766,383        1,787,969         1,792,007         1,711,772        1,608,871
Total assets                                       2,049,772        2,052,400         2,108,816         2,000,380        1,870,306
Construction expenditures                             73,130           78,543           166,874           178,295          145,765
Common shareholder's equity                          835,492          782,249           747,129           725,762          705,149
Nonredeemable cumulative
  preferred stock                                      9,135           51,898            51,898            51,898           51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                                 627,840          627,791           669,000           654,121          532,260


    See financial statements.

(1) In 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Financial Statements).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPL is hereby filing cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. This Form 10-K, and particularly Management's Discussion and Analysis, contains forward-looking statements, and many of these statements are contained in this
Item 7 under the section, "Future Performance." The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause IPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of IPL. The words "anticipate", "believe", "estimate", "expect", "forecast", "project", "objective" and similar expressions are intended to identify forward-looking statements

       Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors.

       All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of IPL.

LIQUIDITY AND CAPITAL RESOURCES

                   Nature of Operations and Regulatory Matters
                   -------------------------------------------
Regulation
----------

       IPL is a regulated public utility and is principally engaged in providing electric and steam service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities (see Note 1 in the Notes to Financial Statements).

Electric Rate Settlement Agreement
----------------------------------

       On August 24, 1995, the Indiana Utility Regulatory Commission (IURC) issued an order approving, without amendment, a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding. The Settlement Agreement authorized IPL to increase its basic rates and charges for electric service in two steps, to begin the amortization of certain regulatory assets and approved IPL's plan to expense and to fund its annual postretirement benefits. These issues are discussed further in Notes 1, 5, 10 and 12 in the Notes to Financial Statements.

Demand Side Management Agreement
--------------------------------

       On July 30, 1997, the IURC issued an order approving, without amendment, a new settlement agreement for IPL's DSM program. The new agreement resulted in a reduction in required DSM expenditures, authorization to amortize certain deferred DSM regulatory assets and the recovery of certain additional DSM costs through a tracker (see Note 10 in the Notes to Financial Statements).

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual operating income of IPL's electric and steam businesses is subject to review. Customer refunds could result if actual annual operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 1998.

Optional Pricing and Service Plan
---------------------------------

       During 1997, IPL filed with the IURC a plan that, if approved, will allow IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from three new payment options. This plan would allow eligible IPL customers to enter into written agreements for:

      Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for up to three years.
      Green Power - Purchase  environmentally  friendly or "green" power.

Additionally, residential customers may choose a "Sure Bill" option, paying the same bill amount each month for 12 months regardless of how much electricity is used. All customers may also opt to continue paying for electricity in the same way as in the past.

       In January, 1998, a Settlement Agreement between IPL and the parties intervening in this filing was reached, and subsequently filed with the IURC. If approved by the IURC, IPL can begin to offer the option programs.

                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to impact IPL follows:

Wholesale Energy Market
-----------------------

       In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 concerning open access transmission service for wholesale sales. These orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. FERC order 888 also provides for the recovery of utility stranded costs. Stranded cost is defined by FERC as the difference between revenues received by utilities under traditional ratemaking and market-based prices.

       IPL requested and was initially denied a waiver from compliance with orders 888 and 889. On October 11, 1996, IPL was granted a stay by FERC pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others.

Retail Energy Market
--------------------

       The legislatures of a few states have enacted, and many other states are considering, new laws that would allow various forms of competition, at the retail level, for the energy requirements of electric consumers within their respective states. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before the intended full competition is fully effective. Additionally, a few states have implemented pilot "limited direct access" programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has primarily focused on the wholesale power markets or the sale of bulk power to other public and municipal utilities. Existing Indiana law provides for electricity suppliers to have an exclusive retail service area.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted into law legislation codified at I.C. 8-1-2.5 and commonly referred to as "Senate Bill 637." This new law enables the IURC to consider and approve, on an individual utility basis, utility company initiated proposals providing nontraditional forms of determining customer tariffs. The IPL "Optional Pricing and Service Plan" presently under consideration by the IURC was filed under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but was subsequently amended to deal only with authorizing Indiana utilities to participate in a transmission independent system operator organization. This bill failed to pass the Senate.

IPL's Position on Industry Deregulation
---------------------------------------

       In general, the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with IPL beliefs. IPL favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. IPL believes that customers, particularly residential and small businesses, are best served by the creation of large, diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. IPL advocates a single, nondistance based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition. Absent a comprehensive national approach, IPL believes state policy makers must recognize and make allowances for the distorted markets that will inevitably be created by state-by-state approaches.

       There can be no assurance as to the outcome of the debate on electric utility industry restructuring. IPL intends to remain competitive in the face of increasing competition through maintaining its low cost structure and continuing to serve existing customers well, while accessing the wholesale market as it continues to open.

New Environmental Standards
---------------------------

       On July 16, 1997, the United States Environmental Protection Agency promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. Existing sources that cause or contribute to nonattainment regions will likely be subject to additional regulatory requirements, including possible emission reductions. New facilities in nonattainment areas may also be subject to additional control requirements and may be required to offset their emissions. Because power plants emit certain air pollutants that could contribute to the formation of ambient ozone and fine particulate matter, there is a possibility that existing IPL sources will be required to be retrofitted with additional air pollution controls in the future. Congressional intervention and/or litigation regarding the standards are probable. Due to these uncertainties, it is not presently possible to predict the potential impacts associated with implementation of these standards on IPL's facilities.

Year 2000 System Requirements
-----------------------------

       IPL is performing an analysis of its systems and is working with suppliers and service organizations with whom we interact electronically in order to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on IPL's operations or future financial condition. Management presently estimates that the total cost of required changes to systems owned or controlled by IPL to allow for year 2000 issues should not exceed $3 million.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1997, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       IPL has no long-term debt which matures during 1998. However, other existing higher-rate debt may be refinanced depending upon market conditions. See the following section for discussion of the construction program.

       IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a tender offer concluded October 8, 1997. Such shares were subsequently purchased from IPALCO by IPL at cost and canceled. On October 28, 1997, the Board of Directors of IPL called for redemption of all remaining shares of IPL's 6.0% and 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption.

       On January 13, 1998, IPL issued $50 million of Cumulative Preferred Stock with a rate of 5.65%. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

       During the next five years, IPL is forecasted to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program and the retirement of maturing long-term debt.

                               Future Performance
                               ------------------

IPL expects operating revenue growth based on a projected five-year 2.3% forecasted compound annual increase in retail KWH sales and increasing sales opportunities in the wholesale power market.

       The 2.3% annual KWH sales growth estimate compares to growth rates IPL actually achieved of 2.2% and 2.2% for the periods 1992 through 1997 and 1987 through 1997, respectively, weather adjusted. The Indianapolis economy grew at annual rates of 2.7% and 2.6% for those same periods and is expected to grow 2.4% from 1997 through 2002.

       Operating and maintenance expenses were $399.5 million in 1997. These expenses in 1998 will be influenced by inflation, as well as ongoing
cost controls.                  .

       IPL's construction program for the three-year period 1998-2000 is estimated to cost $237.2 million including AFUDC. The estimated cost of the program by year (in millions) is $102.2 in 1998, $69.4 in 1999 and $65.6 in 2000. It includes $149.1 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. At December 31, 1997, IPL had completed installation of all of its Environmental Compliance Plan facilities.

       IPL will amortize approximately $35.4 million of its nontax-regulatory assets at December 31, 1997, over the next three years.

                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of income taxes, is a one-time income increase of $18.3 million and is reported as a separate component of net income for 1997. This accounting change does not impact IPL's cash flow or liquidity (see Note 3 of Notes to financial statements for additional information concerning this accounting change).

Preferred Stock, Debt Issuance  and Dividend Restrictions
---------------------------------------------------------

       IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1997, the ratios under the Articles and the Mortgage are 5.03 and 10.68, respectively. IPL believes these requirements will not restrict any anticipated future financings (see Note 6 in the Notes to Financial Statements). At December 31, 1997, and considering all existing restrictions, IPL had the capacity to issue approximately $1.1 billion of additional long-term debt.

RESULTS OF OPERATIONS

       Income applicable to common stock increased by $29.6 million in 1997 compared to 1996. Income applicable to common stock increased by $16.3 million in 1996 compared to 1995. The following discussion highlights the factors contributing to these increases.

       The 1997 income applicable to common stock includes a one-time cumulative effect adjustment of $18.3 million, net of taxes, resulting from IPL's change to the unbilled revenue method of accounting. The 1997 income applicable to common stock also includes a $5.7 million ($3.5 million, net of taxes) gain from the sale of a retired plant site (see Notes 2 and 3 in the Notes to Financial Statements).

Operating Revenues
------------------

       Operating revenues in 1997 and 1996 increased from the prior year by $13.9 million and by $53.3 million, respectively. The increases in revenues resulted from the following:



                                                    Increase (Decrease)
                                                    -------------------
                                             1997 over 1996    1996 over 1995
                                             --------------    --------------
                                                   (Millions of Dollars)
Electric:

     Increase in retail basic rates              $  12.7          $  40.8
     Change in retail KWH sales - net of fuel       (7.4)             9.3
     Fuel revenue                                   (4.7)            (8.7)
     Wholesale revenue                               8.6              6.6
     DSM tracker revenue                             1.3              2.4
Steam revenue                                         .6              1.9
Other revenue                                        2.8              1.0
                                                 -------          -------
     Total change in operating revenues          $  13.9          $  53.3
                                                 =======          =======


       The increase in retail basic rates is the result of new tariffs, effective July 1, 1996, and September 1, 1995, designed to produce additional annual base revenues of $25 million and $35 million, respectively. The decrease in retail KWH sales in 1997 reflects a decrease in cooling and heating degree days in 1997, compared to 1996, due to milder weather. During 1996, retail KWH sales increased as a result of customer growth and the net impact of weather. In both years, total KWH sales, including wholesale KWH sales, increased. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                Increase (Decrease)
                                                -------------------
                                    1997 over 1996             1996 over 1995
                                    --------------             --------------

Electric Residential Customers      4,657      1.3%           4,866      1.3%
Commercial & Industrial Customers   1,048      2.4%             722      1.7%

Heating Degree Days                  (203)    (3.4)%            315      5.7%
Cooling Degree Days                  (121)   (12.2)%           (223)   (18.4)%

       The changes in fuel revenues in 1997 and 1996 from the prior year reflect decreases in fuel costs billed customers. The changes in wholesale revenues in 1997 and 1996 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. The changes in other revenues represent increased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense increased slightly in 1997 while decreasing in 1996 by $4.9 million from the prior years. The 1997 increase was due to increased total KWH sales. The decrease in 1996 was due to decreased unit costs of coal and oil of $9.7 million and decreased deferred fuel expense of $2.5 million, partially offset by increased fuel consumption of $7.3 million.

       Other operating expenses in 1997 and 1996 increased from the prior year by $6.1 million and by $20.8 million, respectively. The increase in 1997 was primarily due to increased administrative and general expense of $6.0 million resulting from increased outside services and labor costs. Also contributing to the 1997 increase was increased amortization of Demand Side Management (DSM) program expenses of $2.3 million partially offset by decreased expense at the production plants. The increase during 1996 was due to increased administrative and general expenses of $13.5 million resulting from postretirement benefit expenses recognized since the 1995 electric rate order. Other factors contributing to increased other operating expenses in 1996 were increased electric plant operations of $4.0 million, increased amortization of DSM program expenses of $1.2 million, increased uncollectible expenses of $1.3 million and increased electric distribution operating expense of $1.2 million, partially offset by $2.0 million of gain from the sale of emission allowances.

       Power purchased decreased in 1997 compared to 1996 by $10.5 million. This decrease was primarily due to reduced demand charges as a result of a new power purchase contract that became effective in May 1997.

       Maintenance expenses increased by $8.9 million during 1997 and by $4.8 million during 1996. The increase in 1997 was primarily due to an overhaul of Unit 3 at Petersburg, as well as repairs to Unit 7 at the Stout plant. The increase for 1996 maintenance expenses was mostly due to increased planned outage expenses of $4.6 million for Unit 3 at IPL's Petersburg generating plant.

       Depreciation and amortization expense increased in 1997 and 1996 from the prior year by $.5 million and by $1.8 million, respectively. These changes resulted primarily from increases in the depreciable utility plant balances, the 1995 electric rate order and adjustments to spare parts inventory in 1997 and 1996. Depreciable utility plant reflects the addition of new SO2 removal facilities at IPL's Petersburg generating plant in June 1996. Adjustments of $.6 million and $4.5 million were made in 1997 and 1996, respectively, to spare parts inventory resulting from the recognition of impairment in value of excess spare parts.

       Taxes other than income taxes decreased $.3 million in 1997 due to decreased property and gross income taxes. During 1996, these other taxes increased $1.7 million due primarily to an increase in property and gross income taxes.

       Income taxes - net, increased in both 1997 and 1996 from the prior years by $5.1 million and $13.7 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction decreased by $2.5 million in 1997, while remaining unchanged in 1996. In 1997, the amortization of deferred carrying charges on a plant asset ended, and carrying charges on other regulatory assets decreased $1.2 million.

       Other - net, which includes the non-operating income from IPL, increased by $7.0 million and decreased by $0.5 million from the prior year during 1997 and 1996, respectively. The change during 1997 was due to a $5.7 million pretax gain from the sale of a retired plant site. Also contributing to the increase in other - net in 1997 was an increase in net revenues for contract work by IPL. The decrease in 1996 was due to decreased non-operating income at IPL.

Interest Charges
----------------

       Interest on long-term debt decreased by $4.6 million in 1997 and decreased by $2.2 million in 1996 from the prior year. The decrease in interest expense for 1997 was due to the redemption of $15 million 5 1/8% Series in April, 1996, $50 million 9 5/8% Series in December, 1996 and $11.3 million 5 5/8% Series in May, 1997, partially offset by the issuance of $20 variable rate notes in November 1996. Partially offsetting the decreased interest from these redemptions was the issuance of $20 million variable rate bonds. The decrease in 1996 was due to the refinancing of two of the higher rate First Mortgage Bonds, 10 5/8% Series and 9 5/8% Series in 1995, with debt instruments carrying lower interest rates.

       Other interest charges decreased by $2.4 million during 1997 from the prior year and decreased by $1.1 million during 1996 from the prior year. The decreases during 1997 and 1996 were primarily due to decreased short-term debt borrowings.
Also contributing to the 1996 decrease were decreased interest rates.

       As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1997 and 1996 by $2.4 million and by $2.0 million, respectively. These decreases reflect a comparable change in the construction base in those years, as well as decreased carrying charges on regulatory assets in 1996.

Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was recorded during 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Financial Statements).

New Accounting Pronouncements
-----------------------------

       The Financial Accounting Standards Board has issued Statements 130 and 131 that IPL will be required to adopt in future periods (see Note 1 in the Notes to Financial Statements).

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ============================


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 1997 the Company changed its method of accounting for unbilled revenue.



Deloitte & Touche LLP

Indianapolis, Indiana
January 23, 1998

                                            INDIANAPOLIS POWER & LIGHT COMPANY

                                                   Statements of Income
                                   For the Years Ended December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------------------------------------------

                                                                                 1997             1996             1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)
OPERATING REVENUES (Note 10):
  Electric                                                                  $    738,134     $    724,764     $    673,388
  Steam                                                                           38,293           37,739           35,818
                                                                            -------------    -------------    -------------
    Total operating revenues                                                     776,427          762,503          709,206
                                                                            -------------    -------------    -------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                         164,578          164,339          169,206
    Other                                                                        143,311          137,192          116,428
  Power purchased                                                                  7,833           18,365           19,102
  Purchased steam                                                                  7,075            7,240            6,680
  Maintenance                                                                     76,679           67,768           63,013
  Depreciation and amortization                                                  103,230          102,769          100,984
  Taxes other than income taxes                                                   33,071           33,363           31,706
  Income taxes - net (Note 9)                                                     73,335           68,248           54,499
                                                                            -------------    -------------    -------------
    Total operating expenses                                                     609,112          599,284          561,618
                                                                            -------------    -------------    -------------
OPERATING INCOME                                                                 167,315          163,219          147,588
                                                                            -------------    -------------    -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                              3,462            5,967            6,003
  Other - net                                                                      4,507           (2,527)          (2,020)
  Income taxes - net (Note 9)                                                     (1,105)             982              931
                                                                            -------------    -------------    -------------
    Total other income - net                                                       6,864            4,422            4,914
                                                                            -------------    -------------    -------------
INCOME BEFORE INTEREST CHARGES                                                   174,179          167,641          152,502
                                                                            -------------    -------------    -------------

INTEREST CHARGES:
  Interest on long-term debt                                                      38,809           43,425           45,656
  Other interest                                                                   1,243            3,638            4,728
  Allowance for borrowed funds used during construction                             (945)          (3,354)          (5,367)
  Amortization of redemption premiums and expenses on
    debt - net                                                                     1,670            1,344            1,212
                                                                            -------------    -------------    -------------
    Total interest charges                                                        40,777           45,053           46,229
                                                                            -------------    -------------    -------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                          133,402          122,588          106,273
                                                                            -------------    -------------    -------------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                                   18,347                -                -
                                                                            -------------    -------------    -------------

NET INCOME                                                                       151,749          122,588          106,273
                                                                            -------------    -------------    -------------

PREFERRED DIVIDEND REQUIREMENTS                                                    2,760            3,182            3,182
                                                                            -------------    -------------    -------------

INCOME APPLICABLE TO COMMON STOCK                                           $    148,989     $    119,406     $    103,091
                                                                            =============    =============    =============


See notes to financial statements.


                                         INDIANAPOLIS POWER & LIGHT COMPANY

                                                   Balance Sheets
                                             December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            1997                      1996
----------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                                       $       2,800,446          $      2,763,305
  Less accumulated depreciation                                                   1,121,317                 1,048,492
                                                                          ------------------         -----------------
      Utility plant in service - net                                              1,679,129                 1,714,813
  Construction work in progress                                                      77,030                    63,243
  Property held for future use                                                       10,224                     9,913
                                                                          ------------------         -----------------
      Utility plant - net                                                         1,766,383                 1,787,969
                                                                          ------------------         -----------------




OTHER PROPERTY -
  At cost, less accumulated depreciation                                              5,171                     5,799
                                                                          ------------------         -----------------




CURRENT ASSETS:
  Cash and cash equivalents                                                           4,950                     8,840
  Accounts receivable and unbilled revenue (less allowance for doubtful
    accounts - 1997, $1,005,000 and 1996, $907,000) (Note 3)                         43,053                     6,710
  Receivable from parent                                                                  -                     1,182
  Fuel - at average cost                                                             35,000                    30,121
  Materials and supplies - at average cost                                           47,648                    52,027
  Prepayments and other current assets                                                8,486                     9,612
                                                                          ------------------         -----------------
      Total current assets                                                          139,137                   108,492
                                                                          ------------------         -----------------




DEFERRED DEBITS:
  Regulatory assets (Note 5)                                                        126,784                   137,974
  Miscellaneous                                                                      12,297                    12,166
                                                                          ------------------         -----------------
      Total deferred debits                                                         139,081                   150,140
                                                                          ------------------         -----------------


      TOTAL                                                               $       2,049,772          $      2,052,400
                                                                          ==================         =================
See notes to financial statements.


-------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                                           1997                        1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In Thousands)

CAPITALIZATION (See Notes 6 and 7):
  Common shareholder's equity
    Common stock, no par, authorized - 20,000,000 shares, issued and outstanding
      - 17,206,630 shares in 1997, 17,206,630 shares in 1996
                                                                                 $         324,537           $         324,537
    Premium and net gain on preferred stock                                                  2,329                       1,363
    Retained earnings                                                                      508,626                     456,349
                                                                                 ------------------          ------------------
      Total common shareholder's equity                                                    835,492                     782,249
  Cumulative preferred stock (Note 6)                                                        9,135                      51,898
  Long-term debt (Note 7)                                                                  627,840                     627,791
                                                                                 ------------------          ------------------
        Total capitalization                                                             1,472,467                   1,461,938
                                                                                 ------------------          ------------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                                       23,700                      34,000
  Current maturities and sinking fund requirements (Note 7)                                      -                      11,250
  Accounts payable and accrued expenses                                                     63,970                      56,537
  Dividends payable                                                                         13,290                      21,910
  Taxes accrued                                                                             18,674                      19,621
  Interest accrued                                                                          13,258                      13,301
  Other current liabilities                                                                 12,556                      14,519
                                                                                 ------------------          ------------------
      Total current liabilities                                                            145,448                     171,138
                                                                                 ------------------          ------------------




DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                                     325,386                     304,854
  Unamortized investment tax credit                                                         44,783                      47,722
  Accrued postretirement benefits (Note 12)                                                 17,144                      23,635
  Accrued pension benefits (Note 11)                                                        39,821                      37,283
  Miscellaneous                                                                              4,723                       5,830
                                                                                 ------------------          ------------------
      Total deferred credits and other long-term liabilities                               431,857                     419,324
                                                                                 ------------------          ------------------

COMMITMENTS AND CONTINGENCIES (Note 14)

      TOTAL                                                                      $       2,049,772           $       2,052,400
                                                                                 ==================          ==================

See notes to financial statements.


                                          INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Cash Flows
                                 For the Years Ended December 31, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------------

                                                                              1997             1996            1995
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $    151,749    $     122,588    $    106,273
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              98,908           97,313          99,300
    Amortization of regulatory assets                                          15,405           17,680           6,748
    Deferred income taxes and investment tax credit adjustments - net          12,669            3,195          (4,564)
    Allowance for funds used during construction                               (4,407)          (9,321)        (11,370)
    Cumulative effect of accounting change - before taxes (Note 3)            (29,915)               -               -
    Premiums on redemptions of debt                                                 -           (3,128)         (2,506)
    Change in certain assets and liabilities:
     Accounts receivable - excluding cumulative effect
         of accounting change                                                  (5,246)          49,260          (9,174)
      Fuel, materials and supplies                                               (500)           4,293           6,362
      Accounts payable                                                          7,433          (16,516)          4,199
      Taxes accrued                                                              (947)             598           2,236
      Accrued pension benefits                                                  2,538            5,449           4,731
      Other - net                                                             (17,337)         (17,177)          3,978
                                                                         -------------   --------------   -------------
Net cash provided by operating activities                                     230,350          254,234         206,213
                                                                         -------------   --------------   -------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                   (73,130)         (78,543)       (166,874)
  Other                                                                        (1,528)         (13,488)        (20,307)
                                                                         -------------   --------------   -------------
Net cash used in investing activities                                         (74,658)         (92,031)       (187,181)
                                                                         -------------   --------------   -------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                        -           20,000         110,000
  Retirement of long-term debt                                                (11,250)         (65,150)        (80,350)
  Preferred stock redemptions (Note 6)                                        (41,814)               -               -
  Short-term debt - net                                                       (10,300)         (31,022)         38,622
  Dividends paid                                                              (96,247)         (86,811)        (84,471)
  Other                                                                            29             (365)           (683)
                                                                         -------------   --------------   -------------
Net cash used in financing activities                                        (159,582)        (163,348)        (16,882)
                                                                         -------------   --------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,890)          (1,145)          2,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  8,840            9,985           7,835
                                                                         -------------   --------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $      4,950    $       8,840    $      9,985
                                                                         =============   ==============   =============


-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:

    Interest (net of amount capitalized)                                 $     39,837    $      45,339    $     46,792
                                                                         =============   ==============   =============
    Income taxes                                                         $     75,621    $      67,979    $     53,049
                                                                         =============   ==============   =============

See notes to financial statements.


                                              INDIANAPOLIS POWER & LIGHT COMPANY

                                                Statements of Retained Earnings
                                     For the Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------------------

                                                                                 1997                1996               1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)


RETAINED EARNINGS AT BEGINNING OF YEAR                                      $    456,349       $     421,229       $    399,862
NET INCOME                                                                       151,749             122,588            106,273
                                                                              -----------         -----------        -----------
    Total                                                                        608,098             543,817            506,135

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Note 6)                                             2,760               3,182              3,182
    Common stock                                                                  96,712              84,286             81,724
                                                                            -------------      --------------      -------------
    Total                                                                         99,472              87,468             84,906
                                                                            -------------      --------------      -------------

RETAINED EARNINGS AT END OF YEAR                                            $    508,626       $     456,349       $    421,229
                                                                            =============      ==============      =============

See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ==================================

                          Notes to Financial Statements
              For the Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       All the outstanding  common stock of  Indianapolis  Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1997 and 1996, IPL had a receivable, which is due on demand, for advances made to IPALCO.

       Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area.

       Concentrations of Risk: Substantially all of IPL's business activity is with customers located within the Indianapolis area. In addition, approximately 67% of IPL's employees are covered by collective bargaining agreements. On February 23, 1998, the contract of approximately 25% of those employees covered by collective bargaining agreements will expire.

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

       Revenues: Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electric and steam delivered during the period (see
Note 3). Revenues are accrued for services provided but unbilled at the end of each month.

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL, and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

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

       Effective July 1, 1996, IPL's authorized annual electric operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1997, IPL's rolling annual electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1997, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $78.9 million, of which $39.9 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period results. As a consequence, IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

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

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.1%, 7.3% and 8.5% during 1997, 1996 and 1995, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1997, 3.4% during 1996 and 3.5% during 1995. Depreciation expense for 1997 and 1996 includes adjustments to spare parts inventory of $0.6 million and $4.5 million, respectively, resulting from recognition of the impairment in value of excess spare parts. Depreciation expense for 1995 includes adjustments to property held for future use of approximately $12.3 million. The adjustments in 1995 reflect incurred costs of expired regulatory permits and for designing and engineering a future generating station in Patriot, Indiana.

       Sale of Accounts Receivable: At December 31, 1997, IPL had sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1997, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders.
Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax related amounts are paid .

       In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement (see Note 10), IPL, effective September 1, 1995, is amortizing this deferral to expense over a life which generally approximates the useful life of the related facility.

       Also in accordance with regulatory treatment, IPL defers as regulatory assets nonsinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

       Derivatives: IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL entered into an interest rate swap agreement as a means of managing the interest rate exposure on one of its debt facilities. This interest rate swap is accounted for under the accrual method. Under this method, the differential to be paid or received on the interest rate swap agreement is recognized over the life of the agreement in interest expense. Changes in market value of the interest swap accounted for under the accrual method are not reflected in the accompanying financial statements.

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

       Employee Benefit Plans: Substantially all employees of IPL are covered by a defined benefit pension plan, a defined contribution plan and a group benefits plan.

       The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as the Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

       The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding, 4% of the employee's annual base compensation.

       The group benefits plan is sponsored by IPL and provides certain health-care and life insurance benefits to active employees and employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. The postretirement benefit obligations of this plan are funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

       New Accounting Pronouncements: In 1997, IPL adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established standards for asset and liability recognition when transfers occur. Adoption of SFAS 125 had no impact on IPL's financial position or results of operations.

       In June 1997, SFAS 130, "Comprehensive Income," was issued and becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. IPL anticipates adopting this statement on January 1, 1998, and does not expect that it will have a material impact on its financial statements.

       Also in 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. The statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. However, interim reporting of segments is not required until 1999.

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

       Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  UTILITY PLANT IN SERVICE

       The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                            1997                   1996
--------------------------------------------------------------------------------
                                                    (In Thousands)

Production.........................       $1,687,190            $1,684,705
Transmission.......................          237,547               235,218
Distribution.......................          743,251               712,391
General  ..........................          132,458               130,991
                                         -----------           -----------
   Total utility plant in service..       $2,800,446            $2,763,305
                                         ===========           ===========

       Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its CC Perry W Plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included in other income and deductions, other net.

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       In December 1997, IPL changed its method of accounting (retroactive to January 1, 1997) to record revenues of all electricity and steam delivered during the period. Prior to 1997, IPL recognized revenues on a cycle basis as meters were read. The new accounting method more accurately reports revenues in the period in which electricity and steam is used by customers. The cumulative effect of the change in accounting at January 1, 1997 was $18.3 million (net of income taxes of $11.2 million and other taxes of $.4 million). The change had the effect of decreasing 1997 income before cumulative effect of the accounting change by $1.9 million (net of taxes).

       If this method had been applied retroactively, net income would have been $120.4 million and $107.7 million for the years ended December 31, 1996, and 1995, respectively.

4.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the interest rate swap agreement has been estimated at $3.3 million and $1.2 million, which represents the amount that IPL would have to pay to enter into an equivalent agreement at December 31, 1997, and 1996, respectively, with a swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1997, and 1996, the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                               1997               1996
----------------------------------------------------------------------
                                                    (In Thousands)

Carrying amount                             $627,840          $639,041
Approximate fair value                      $651,620          $644,988

5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31, 1997, and 1996, are as follows:

                                                                 1997                 1996
------------------------------------------------------------------------------------------
                                                                        (In Thousands)

Related to deferred taxes (Note 1)                          $    44,099         $    39,175
Postretirement benefit costs in excess of cash payments
   and amounts capitalized (Note 12)                             17,152              23,584
Unamortized reacquisition premium on debt (Note 1)               23,751              25,151
Unamortized Petersburg Unit 4 carrying charges
    and certain other costs (Note 1)                             30,228              34,005
Demand side management costs (Note 10)                           10,308              13,841
Other                                                             1,246               2,218
                                                            -----------        ------------
      Total regulatory assets                               $   126,784        $    137,974
                                                            ===========        ============

6.  CAPITAL STOCK

       Common Stock: There were no changes in IPL common stock during 1997, 1996 and 1995.

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

       Cumulative Preferred Stock of Subsidiary: Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. Preferred stock is redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

       IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a self-tender offer concluded on October 8, 1997. The following table shows the number of shares purchased on October 17, 1997, for each class of preferred stock:

                                                                Amount
 Class                    Shares                Rate        (In Thousands)
---------------------------------------------------------------------------
4% Series.............    52,389              $71.38           $ 3,740
4.2% Series...........    19,669               77.72             1,529
4.6% Series...........    27,519               85.12             2,342
4.8% Series...........    28,070               88.82             2,493
6% Series.............    59,200              103.00             6,098
8.2% Series...........    65,828              102.00             6,714
                          ------                               -------
Shares purchased         252,675                               $22,916
                         =======                               =======

       All tendered shares subsequently were purchased from IPALCO by IPL at cost and canceled.

       On October 28, 1997, the Board of Directors of IPL authorized the redemption of the remaining 40,800 shares of its 6.0% and remaining 134,157 shares of its 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption. IPL recorded a net gain of $1.7 million, included in "Premium and net gain on preferred stock" at December 31, 1997, with the redemption of the preferred stock.

At December 31, preferred stock consisted of the following:


                                  December 31, 1997
                                  -----------------
                                  Shares        Call           December 31
                               Outstanding      Price        1997      1996
                               -----------   -----------   -------     ------
                                                             (In Thousands)
 Cumulative $100 Par Value,
   authorized 2,000,000 shares


4% Series.....................     47,611   $118.00        $4,761       $10,000
4.2% Series...................     19,331    103.00         1,933         3,900
4.6% Series...................      2,481    103.00           248         3,000
4.8% Series...................     21,930    101.00         2,193         5,000
6% Series.....................          -    102.00             -        10,000
8.2% Series...................          -    101.00             -        19,998
                                  -------                  ------       -------
Total cumulative preferred stock   91,353                  $9,135       $51,898
                                  =======                  ======       =======



       During 1997, 1996 and 1995, preferred stock dividends were $2.8 million, $3.2 million and $3.2 million, respectively.

       On January 13, 1998, Indianapolis Power & Light Company issued $50,000,000 of Cumulative Preferred Stock with a rate of 5.65% 500,000 shares were issued at $100 par value each. The stock will be redeemable, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

7.  LONG-TERM DEBT

  Long-term debt consists of the following:
                                                             December 31,
                                                             ------------
                                                          1997           1996
                                                          ----           ----
    Series                  Due                           (In Thousands)
    ------                  ---
First Mortgage Bonds:
  5 5/8%            May 1997.......................   $       -       $  11,250
  6.05%             February 2004..................      80,000          80,000
  8%                October 2006...................      58,800          58,800
  7 3/8%            August 2007....................      80,000          80,000
  6.10% *           January 2016...................      41,850          41,850
  5.40% *           August 2017....................      24,650          24,650
  7.45%             August 2019....................      23,500          23,500
  5.50% *           October 2023...................      30,000          30,000
  7.05%             February 2024..................     100,000         100,000
  6 5/8% *          December 2024..................      40,000          40,000
Unamortized discount - net.........................        (960)         (1,009)
                                                      ---------       ---------
  Total first mortgage bonds.......................     477,840         489,041

IPL Variable Series Notes *
  1991              August 2021....................      40,000          40,000
  1994A             December 2024..................      20,000          20,000
  1995B             January 2023...................      40,000          40,000
  1995C             December 2029..................      30,000          30,000
  1996              November 2029..................      20,000          20,000
Current maturities and sinking fund requirements...           -         (11,250)
                                                      ---------       ---------
  Total long-term debt ............................   $ 627,840       $ 627,791
                                                      =========       =========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

       IPL redeemed the $15 million, 5 1/8% Series in May 1996 and the $50 million, 9 5/8% Series in December 1996.

       The Series 1991 note provides for an interest rate which varies with the tax-exempt commercial paper rate. The 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements which were unused at December 31, 1997.

       The year-end interest rates for the variable rate notes are as follows:

                                       Interest Rate at
                                          December 31
                                   1997              1996
------------------------------------------------------------

Series 1991                        3.78%             3.47%
Series 1994A                       3.75%             4.10%
Series 1995B                       5.21%             5.21%
Series 1995C                       3.75%             4.10%
Series 1996                        3.75%             4.05%

       In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%. The interest rate swap agreement is accounted for on a settlement basis. IPL is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPL does not anticipate nonperformance by the counterparty.

       There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to December 31, 1997.

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $75 million at December 31, 1997, to provide loans for interim financing and also require the payment of commitment fees. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from February 1, 1998, to December 31, 1998. Lines of credit used to support commercial paper were $10 million at December 31, 1997. IPL has a Liquidity facility in the amount of $150 million to support certain floating rate tax-exempt facilities (see Note 7). IPL has an uncommitted line of credit with a bank in the amount of $25 million which does not require the payment of a commitment fee. At December 31, 1997, $11.3 million was unused. The weighted average interest rate on notes payable and commercial paper outstanding was 6.69% and 6.16% at December 31, 1997, and 1996, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:

                                                                         1997           1996           1995
-----------------------------------------------------------------------------------------------------------
Operating Expenses:                                                                (In Thousands)
  Current income taxes:
    Federal.....................................................        $ 64,553       $ 56,676       $ 51,331
    State.......................................................           9,474          8,378          7,732
                                                                        --------       --------       --------
      Total current taxes.......................................          74,027         65,054         59,063
                                                                        --------       --------       --------

    Deferred federal income taxes...............................           1,444          6,507         (1,748)
    Deferred state income taxes.................................             803           (398)           309
                                                                        --------       ---------      --------
      Total deferred  income taxes..............................           2,247          6,109         (1,439)
                                                                        --------       ---------      --------

  Net amortization of investment credit.........................          (2,939)        (2,915)        (3,125)
                                                                        --------       --------       --------
      Total charge to operating expenses........................          73,335         68,248         54,499
  Net credit to other income and deductions.....................           1,105           (982)          (931)
                                                                        --------       --------       --------
                                                                          74,440         67,266         53,568
  Cumulative effect of change in accounting principle...........          11,209              -              -
                                                                        --------       --------       --------
      Total federal and state income tax provisions.............        $ 85,649       $ 67,266       $ 53,568
                                                                        ========       ========       ========

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                1997         1996       1995
------------------------------------------------------------------------------
Federal statutory tax rate..................    35.0%        35.0%        35.0%
Effect of state income taxes................    (1.7)        (1.5)        (1.8)
Amortization of investment tax credits......    (1.2)        (1.5)        (2.0)
Removal cost adjustments....................       -           -          (1.7)
Other - net.................................    (0.9)        (0.7)        (1.0)
                                               -----        -----        -----
  Effective tax rate........................    31.2%        31.3%        28.5%
                                               =====        =====        =====

       The  significant  items  comprising  IPL's  net  deferred  tax  liability recognized in the balance sheets as of December 31, 1997, and 1996, are as follows:
                                                   1997                1996
----------------------------------------------------------------------------
                                                         (In Thousands)
Deferred tax liabilities:
     Relating to utility property............    $405,164           $376,121
     Other...................................      15,546             19,200
                                                 --------           --------
         Total deferred tax liabilities......     420,710            395,321
                                                 --------           --------
Deferred tax assets:
     Relating to utility property............      40,731             28,298
     Investment tax credit...................      27,251             29,156
     Employee Benefit Plans..................      22,019             15,396
     Unbilled revenue........................           -             10,517
     Other...................................       5,143              7,100
                                                 --------           --------
         Total deferred tax assets...........      95,144             90,467
                                                 --------           --------
Net deferred tax liability...................     325,566            304,854
     Current deferred tax liability..........         180                  -
                                                 --------           --------
Deferred income taxes - net..................    $325,386           $304,854
                                                 ========           ========

10.  RATE MATTERS

       Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding.

       As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps designed to provide the following additional annual revenues:

                    Step 1 - $35 million on September 1, 1995
                    Step 2 - $25 million on July 1, 1996

       Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets. Additionally, IPL's existing depreciation rates were reapproved.

       IPL has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. The final increase associated with this order took effect on January 13, 1998. The amount of additional annual revenues from the January 13, 1998, increase is estimated to be $370,000.

       Demand Side Management Program: In compliance with certain orders, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On December 19, 1996, IPL filed a petition with the IURC requesting review, modification and/or termination of, and related regulatory treatment for, DSM programs approved in the order dated September 8, 1993. On July 30, 1997, IPL received an IURC order approving a settlement agreement authorizing IPL to recognize in rates the existing regulatory asset (consisting of DSM costs deferred after January 31, 1995), along with carrying charges, and also to approve changes to IPL's DSM programs.

11.  EMPLOYEE PENSION BENEFIT PLANS

       Pension expense includes the following components:

                                                            1997         1996        1995
------------------------------------------------------------------------------------------
                                                                    (In Thousands)

Service cost--benefits earned during the period.....     $  6,584     $  6,482     $  6,375
Interest cost on projected benefit obligation.......       16,873       16,335       15,348
Actual return on plan assets........................      (37,813)     (23,307)     (29,529)
Net amortization and deferral.......................       18,304        5,758       13,499
                                                         --------     --------     --------
  Net periodic pension cost.........................        3,948        5,268        5,693
  Less:
    Amount allocated to related parties.............           60         121            98
                                                         --------     --------     --------
IPL net periodic pension cost.......................        3,888        5,147        5,595
  Less amount capitalized...........................          621        1,061        1,199
                                                         --------     --------     --------
Amount charged to expense...........................     $  3,267     $  4,086     $  4,396
                                                         ========     ========     ========

       A summary of the Plans' funding status at their October 31, 1997, plan year-end, evaluation date and the amount recognized in the balance sheets at December 31, 1997 and 1996, follows:

                                                                                      1997              1996
-------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation..............................................         $(194,352)      $(173,654)
    Nonvested benefit obligation...........................................           (35,293)        (32,705)
                                                                                    ---------       ---------
Accumulated benefit obligation.............................................          (229,645)       (206,359)
                                                                                    =========       =========

    Projected benefit obligation...........................................          (254,540)       (229,937)
    Plan assets at fair value..............................................           262,126         235,250
                                                                                    ---------       ---------
Funded status..............................................................             7,586           5,313
    Unrecognized net gain from past experience different
        from that assumed..................................................           (46,671)        (36,126)
    Unrecognized past service costs........................................            12,477           8,132
    Unrecognized net asset at January 1, 1987, being
        amortized over an original life of 18.9 years......................           (11,169)        (12,583)
    Adjustment required to recognize minimum liability.....................            (2,044)         (2,019)
                                                                                    ---------       ---------
Net accrued pension benefits included in other long-term
    liabilities at December 31.............................................         $ (39,821)      $ (37,283)
                                                                                    =========       =========


       Approximately 45.2% of the Plans' assets were in equity securities at October 31, 1997, with the remainder in fixed income securities.

       Assumptions used in determining this information were:
                                                      1997      1996     1995
-------------------------------------------------------------------------------

Discount rate......................................   7.25%     7.50%     7.50%
Rate of increase in future compensation levels.....   5.10%     5.10%     5.10%
Expected long-term rate of return on assets........   8.00%     8.00%     8.00%

12.  EMPLOYEE POSTRETIREMENT BENEFITS

       Postretirement benefit expense includes the following components:

                                                                               1997         1996         1995
-------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)

Service cost -- benefits earned during the period......................    $   3,942    $   3,891    $  3,855
Interest cost on accumulated postretirement benefit obligation.........       11,088       10,450      10,796
Actual (return) loss on plan assets....................................          314        1,280        (319)
Net amortization and deferral..........................................        1,497        2,233       4,661
                                                                           ---------    ---------    --------
  Net periodic postretirement benefit cost.............................       16,841       17,854      18,993
  Less:
    Amount capitalized.................................................        2,930        3,511       3,891
    Regulatory asset deferral..........................................            -            -       6,978
                                                                           ---------    ---------    --------
Amount charged to expense..............................................    $  13,911    $  14,343    $  8,124
                                                                           =========    =========    ========

       Also, during 1997 and 1996, IPL expensed postretirement regulatory asset amortization of $6.4 million each year.

       A summary of the retiree health-care and life insurance plan's funding status, and the amount recognized in the balance sheets at December 31, 1997 and 1996, follows:

                                                                                     1997                1996
---------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement                                      (In Thousands)
    benefit obligation:
    Retirees...............................................................        $ (59,125)         $ (62,856)
    Fully eligible active plan participants................................          (18,944)           (21,314)
    Other active plan participants.........................................          (57,913)           (61,879)
                                                                                   ---------          ---------
Total......................................................................         (135,982)          (146,049)
    Plan assets at fair value .............................................           68,006             49,274
                                                                                   ---------          ---------
Funded status..............................................................          (67,976)           (96,775)
    Unrecognized net gain from past experience different from that assumed.          (40,568)           (24,354)
    Unrecognized net obligation at January 1, 1993, being amortized over
        an original life of 20 years.......................................           91,400             97,494
                                                                                   ---------          ---------
Net accrued postretirement benefit cost included in deferred liabilities at
    December 31............................................................        $ (17,144)         $ (23,635)
                                                                                   =========          =========

       IPL has expensed its non-construction related postretirement benefits costs associated with its regulated steam business and, subsequent to August 1995, with its regulated electric business. IPL's electric business postretirement benefit costs incurred prior to September 1, 1995, net of amounts capitalized for construction and benefits paid to participants, were deferred as a regulatory asset on the balance sheets. The Settlement Agreement approved the amortization to operating expense of this regulatory asset over five years beginning September 1, 1995. The annual amortization is $6.4 million. IPL funds its annual postretirement benefit costs in excess of actual benefits paid to participants to an irrevocable VEBA Trust. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. The VEBA Trust provides for full funding of IPL's accumulated postretirement benefit obligation in the event of certain change of control transactions. During 1997 and 1996, IPL contributed $19.0 million and $20.8 million, respectively, of these costs to the VEBA.

       Plan assets consist of life insurance policies on certain active and retired employees.

       The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.1% for 1998, gradually declining to 4.5% in 2003. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation, as of December 31, 1997, by approximately $19.4 million and the combined service cost and interest cost for 1997 by approximately $2.4 million.

       Assumptions used in determining the information above were:
                                                      1997      1996     1995
------------------------------------------------------------------------------
Discount rate...................................      7.25%     7.50%     7.25%
Rate of increase in future compensation levels..      5.10%     5.10%     5.10%
Expected long-term rate of return on assets.....      8.00%     8.00%     8.00%

13.  OTHER EMPLOYEE BENEFIT PLANS

       IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.3 million, $3.4 million and $3.2 million in 1997, 1996 and 1995, respectively.

14.  COMMITMENTS AND CONTINGENCIES

       In 1998, IPL anticipates the cost of its construction program to be approximately $102 million.

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

15.  QUARTERLY RESULTS (UNAUDITED)

       Operating results for the years ended December 31, 1997, and 1996 by quarter, are as follows (in thousands):

                                                                             1997
                                                                             ----
                                                 March 31          June 30       September 30        December 31
                                                 --------          -------       ------------        -----------

Operating revenues.........................      $ 195,299        $ 183,777         $ 203,872        $ 193,479
Operating income...........................      $  44,534        $  39,092         $  48,820        $  34,869
Income   before cumulative effect
   of accounting change....................      $  34,766        $  30,130         $  39,507        $  28,999
Cumulative effect of
   accounting change.......................      $  18,347                -                 -                -
Net income.................................      $  53,113        $  30,130         $  39,507        $  28,999

Net income (as originally reported)........      $  37,826        $  27,025         $  43,605                -

                                                                             1996
                                                                             ----
                                                 March 31          June 30       September 30        December 31
                                                 --------          -------       ------------        -----------

Operating revenues.........................      $ 196,446        $ 177,621         $ 205,672        $ 182,764
Operating income...........................      $  44,844        $  36,122         $  51,163        $  31,090
Net income.................................      $  35,880        $  26,980         $  39,632        $  20,096


       The 1997 results have been restated for the change in accounting method to the unbilled revenues method. The change in method was made on December 31, 1997, but each quarter's results have been restated to reflect the results as if the change had occurred on January 1, 1997, in accordance with generally accepted accounting principles (see Note 3 regarding the change in accounting method).

       The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations (see Note 10 regarding rate increases).

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

              None.

                                    PART III
                                    --------



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Information Statement of Indianapolis Power & Light Company dated March 9, 1998 (the registrant's Information Statement), under "Proposal 1-Election of 14 Directors" at pages 3-5 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at page I-7 of this Form 10-K under "Executive Officers of the Registrant at February 24, 1998."

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Information Statement under "Compensation of Executive Officers" at pages 12-15, "Compensation of Directors" at page 7, "Compensation Committee Interlocks and Insider Participation" at page 6, "Pensions Plans" at pages 17-18, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 18-19, is incorporated herein by reference.

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

                  Information relating to certain relationships and related transactions, set forth in the registrant's Informaiton Statement under "Certain Business Relationships" at page 7, is incorporated herein by reference.

                                      PART IV
                                      -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                   (a)   The  Financial Statements  under  this  Item 14 (a) 1
                          filed in this Form 10-K are those of Indianapolis Power & Light Company.

                         1.  Financial Statements
                             --------------------

                                Included in Part II of this report:

                                   Independent Auditors' Report

                                   Statements of Income for the Years Ended
                                     December 31, 1997, 1996 and 1995

                                   Balance Sheets, December 31, 1997 and 1996

                                   Statements of Cash Flows for the Years
                                     Ended December 31, 1997, 1996 and 1995

                                   Statements of Retained Earnings for the Years
                                     Ended December 31, 1997, 1996 and 1995

                                   Notes to Financial Statements

                         2.  Exhibits
                              --------

                                   The Exhibit  Index  beginning on page IV-6 of
                            this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

                         3.  Financial Statement Schedules
                             -----------------------------

                                    None

                   (b)   Reports on Form 8-K
                         -------------------

                         A report 8-K was filed on November 12, 1997. The Form 8-K reported IPL's notice of redemption for its 6.0% Series and 8.2% Series of Cumulative Preferred Stock.



                       INDIANAPOLIS POWER & LIGHT COMPANY          EXHIBIT 12.1

                       Ratio of Earnings to Fixed Charges



                                                                  YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                       1997                  1996               1995
                                                     ----------          -----------        ----------
                                                                   (Thousands of Dollars)
Earnings, as defined:
     Net income (1)                                   $133,402            $122,588            $106,273
     Income taxes                                       74,440              67,266              53,568
     Fixed charges, as below                            41,893              48,570              51,778
                                                      --------            --------            --------

         Total earnings, as defined                   $249,735            $238,424            $211,619
                                                      ========            ========            ========

Fixed charges, as defined:
     Interest charges                                  $41,721            $ 48,406            $ 51,596
     Rental interest factor                                172                 164                 182
                                                      --------            --------            --------

         Total fixed charges, as defined               $41,893            $ 48,570            $ 51,778
                                                      ========            ========            ========

Ratio of earnings to fixed charges                        5.96                4.91                4.09
                                                      ========            ========            ========

(1) 1997 Net income excludes after-tax effect of cumulative effect of accounting change


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

Date:  February 24, 1998
       -----------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                      Title                      Date
           ---------                      -----                      ----

  (i) Principal Executive Officer:


   /s/ John R. Hodowal          Chairman of the Board and     February 24, 1998
   -----------------------         Chief Executive Officer
    (John R. Hodowal)


 (ii) Principal Financial Officer:


   /s/ John R. Brehm            Senior Vice President -       February 24, 1998
   ------------------------        Financial and Information
    (John R. Brehm)                Services



(iii) Principal Accounting Officer:


   /s/ Stephen J. Plunkett      Controller                    February 24, 1998
   -------------------------
    (Stephen J. Plunkett)

 (iv) A  majority  of the  Board  of  Directors  of  Indianapolis  Power & Light
Company:


 /s/ Joseph D. Barnette, Jr.            Director              February 24, 1998
----------------------------
 (Joseph D. Barnette, Jr.)


 /s/ Robert A. Borns                    Director              February 24, 1998
----------------------------
 (Robert A. Borns)


 /s/ Rexford C. Early                   Director              February 24, 1998
-----------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III                Director              February 24, 1998
-----------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                      Director              February 24, 1998
-----------------------------
 (Max L. Gibson)


 /s/ Dr. Earl B. Herr, Jr.              Director              February 24, 1998
------------------------------
 (Dr. Earl B. Herr, Jr.)


 /s/ John R. Hodowal                    Director              February 24, 1998
------------------------------
 (John R. Hodowal)


 /s/ Ramon L. Humke                     Director              February 24, 1998
------------------------------
 (Ramon L. Humke)


 /s/ Sam H. Jones                       Director              February 24, 1998
------------------------------
 (Sam H. Jones)


 /s/ L. Ben Lytle                       Director              February 24, 1998
-------------------------------
 (L. Ben Lytle)


 /s/ Sallie W. Rowland                  Director              February 24, 1998
--------------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                     Director              February 24, 1998
--------------------------------
 (Thomas H. Sams)

                                  EXHIBIT INDEX
                                  -------------

     Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

Exhibit
  No.                    Description
  ---                    -----------

3.1 Articles of Incorporation of Indianapolis Power & Light Company, as amended.

3.2*     Bylaws of  Indianapolis Power & Light  Company, as  amended  (Exhibit
         3.2 to the Form  10-Q for the quarter ended 3-31-97.)

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 30 Supplemental Indentures.

                Exhibits D in File No.  2-4396;  B-1 in File No. 2-6210;
         7-C File No. 2-7944;  7-D in File No. 2-72944;  7-E in File No. 2-8106;
         7-F in File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No.2-10052;
         2-I in File No. 2-12488; 2-J in File No. 2-13903; 2-K in File
         No. 2-22553; 2-L in File No. 2-24581; 2-M in File No. 2-26156; 4-D in
         File No. 2-26884; 2-D in File No. 2-38332; Exhibit A to Form 8-K for October 1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File No. 2-53541; 2E in File
         No. 2-55154; 2E in File no. 2-60819; 2F in File No. 2-60819; 2-G in
         File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File
         No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for year ended 12-31-85.)

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

10.4* Transportation Contract dated September 28, 1987, between Indianapolis Power & Light Company and Consolidated Rail Corporation, together with Amendment Number 1, 2, 3 and 4. (Exhibit 10.4 to the Form 10-K dated 12-31-95.)

10.5* Coal Supply Agreement between Indianapolis Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company dated December 7, 1994. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Exhibit 10.2 to the Form 10-Q dated 3-31-95.)

10.6* Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum IV. (Exhibit 10.6 to the Form 10-K dated 12-31-95.)

10.7 Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 6.

10.8* Facilities Agreement effective in 1968 among Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

10.9* Facilities Agreement dated August 16, 1977, between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc., together with Amendment Number 1 and 2. (Exhibit 10.9 to the Form 10-K dated 12-31-95.)

10.10* East Central Area Reliability Agreement dated August 1, 1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibit 10.10 to the Form 10-K dated 12-31-96.)

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

10.14* Interchange Agreement between Indianapolis Power & Light Company and ENRON Power Marketing, Inc. dated August 1, 1995.

10.15* Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification 1.

10.16* Employment Agreement between Indianapolis Power & Light Company and Ramon L. Humke dated January 1, 1997. (Exhibit 10.1 to the Form 10-Q dated 3-31-97.) **

10.17* Employment Agreement by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated
         July 29, 1986.  (Exhibit 10.32 to the Form 10-K dated 12-31-94.)  **

10.18 Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1997 to June 1, 1998. **

10.19* Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Directors dated February 22, 1983, as amended. (Exhibit 10.34 to the Form 10-K dated 12-31-94.) **

10.20* Unfunded Deferred Compensation Plan for Indianapolis Power & Light Company Officers effective January 1, 1994 as amended December 1, 1996. (Exhibit 10.20 to the Form 10-K dated 12-31-96.) **

10.21* Indianapolis Power & Light Company Supplemental Retirement Plan and Trust Agreement For a Select Group of Management Employees
         (As Amended and Restated Effective March 1, 1996.) (Exhibit 10.21 to the Form 10-K dated 12-31-95.) **

10.22    1997 Management Incentive Program.  **

10.23 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

12.1     Ratio of Earnings to Fixed Charges.

18.1     Letter regarding change in accounting principle.

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