Form 10-Q
period 1998-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1998-05-14
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


   For the quarterly period ended
           March 31, 1998              Commission File Number 1-3132-2



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

         Class                              Outstanding At March 31, 1998
         -----                              -----------------------------
 Common (Without Par Value)                       17,206,630 Shares



                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -
            Three Months Ended March 31, 1998 and 1997                     2

         Balance Sheets - March 31, 1998 and
            December 31, 1997                                              3

         Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997                     4

         Notes to Financial Statements                                   5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7-8

PART II.  OTHER INFORMATION                                             9-11
--------  -----------------                                             ----





                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                      1998                    1997
                                                                                 ---------------         ---------------
OPERATING REVENUES:
  Electric                                                                       $      178,909          $      183,666
  Steam                                                                                  11,412                  11,633
                                                                                 ---------------         ---------------
    Total operating revenues                                                            190,321                 195,299
                                                                                 ---------------         ---------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                                 41,040                  41,616
    Other                                                                                34,921                  32,633
  Power purchased                                                                         1,007                   4,159
  Purchased steam                                                                         1,890                   2,219
  Maintenance                                                                            19,740                  15,698
  Depreciation and amortization                                                          25,285                  25,740
  Taxes other than income taxes                                                           8,822                   8,873
  Income taxes - net                                                                     17,474                  19,827
                                                                                 ---------------         ---------------
    Total operating expenses                                                            150,179                 150,765
                                                                                 ---------------         ---------------
OPERATING INCOME                                                                         40,142                  44,534
                                                                                 ---------------         ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                                       265                   1,157
  Other - net                                                                              (540)                   (412)
  Income taxes - net                                                                        294                     162
                                                                                 ---------------         ---------------
    Total other income - net                                                                 19                     907
                                                                                 ---------------         ---------------
INCOME BEFORE INTEREST CHARGES                                                           40,161                  45,441
                                                                                 ---------------         ---------------

INTEREST CHARGES:
  Interest                                                                               10,160                  10,921
  Allowance for borrowed funds used during construction                                    (204)                   (246)
                                                                                 ---------------         ---------------
    Total interest charges                                                                9,956                  10,675
                                                                                 ---------------         ---------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE (Note 4)                                                         30,205                  34,766

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE (Note 4)                                                                            -                  18,347
                                                                                 ---------------         ---------------

NET INCOME                                                                               30,205                  53,113
                                                                                 ---------------         ---------------

PREFERRED DIVIDEND REQUIREMENTS                                                             709                     795
                                                                                 ---------------         ---------------

INCOME APPLICABLE TO COMMON STOCK                                                $       29,496          $       52,318
                                                                                 ===============         ===============

See notes to financial statements.


                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                           Balance Sheets
                                           (In Thousands)
                                             (Unaudited)

                                                                      March 31           December 31
                                                                    1998                1997
                                                                    --------------      --------------
                           ASSETS
                           ------
UTILITY PLANT:
  Utility plant in service                                          $   2,810,550       $   2,800,446
  Less accumulated depreciation                                         1,143,484           1,121,317
                                                                    --------------      --------------
      Utility plant in service - net                                    1,667,066           1,679,129
  Construction work in progress                                            78,233              77,030
  Property held for future use                                             10,224              10,224
                                                                    --------------      --------------
      Utility plant - net                                               1,755,523           1,766,383
                                                                    --------------      --------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                    5,202               5,171
                                                                    --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                38,638               4,950
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1998, $1,080 and 1997, $1,005)                   34,081              43,053
  Fuel - at average cost                                                   32,927              35,000
  Materials and supplies - at average cost                                 48,331              47,648
  Prepayments and other current assets                                      4,034               8,486
                                                                    --------------      --------------
      Total current assets                                                158,011             139,137
                                                                    --------------      --------------
DEFERRED DEBITS:
  Regulatory assets                                                       124,634             126,784
  Miscellaneous                                                            17,225              12,297
                                                                    --------------      --------------
      Total deferred debits                                               141,859             139,081
                                                                    --------------      --------------
              TOTAL                                                 $   2,060,595       $   2,049,772
                                                                    ==============      ==============

               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                    $     324,537       $     324,537
    Premium and net gain on preferred stock                                 2,329               2,329
    Retained earnings                                                     472,768             508,626
                                                                    --------------      --------------
      Total common shareholder's equity                                   799,634             835,492
  Cumulative preferred stock (Note 3)                                      59,135               9,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                        627,854             627,840
                                                                    --------------      --------------
      Total capitalization                                              1,486,623           1,472,467
                                                                    --------------      --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    -              23,700
  Accounts payable and accrued expenses                                    51,294              63,970
  Dividends payable                                                        27,079              13,290
  Taxes accrued                                                            40,989              18,674
  Interest accrued                                                          9,588              13,258
  Other current liabilities                                                13,736              12,556
                                                                    --------------      --------------
      Total current liabilities                                           142,686             145,448
                                                                    --------------      --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 326,995             325,386
  Unamortized investment tax credit                                        44,085              44,783
  Accrued postretirement benefits                                          15,544              17,144
  Accrued pension benefits                                                 40,287              39,821
  Miscellaneous                                                             4,375               4,723
                                                                    --------------      --------------
      Total deferred credits and other long-term liabilities              431,286             431,857
                                                                    --------------      --------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                 $   2,060,595       $   2,049,772
                                                                    ==============      ==============


See notes to financial statements.


                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      30,205      $      53,113
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               24,940             24,368
    Amortization of regulatory assets                                            2,591              3,913
    Deferred income taxes and investment tax credit adjustments - net               58              9,125
    Allowance for funds used during construction                                  (469)            (1,403)
    Cumulative effect of accounting change - before taxes (Note 4)                   -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable                                                          8,972              7,095
    Fuel, materials and supplies                                                 1,390              6,575
    Accounts payable                                                           (12,676)            (9,901)
    Taxes accrued                                                               22,315             28,389
    Accrued pension benefits                                                       466                830
    Other - net                                                                  2,771             (1,407)
                                                                         --------------     --------------
Net cash provided by operating activities                                       80,563             90,782
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (13,297)           (13,390)
  Other                                                                         (4,998)            (1,087)
                                                                         --------------     --------------
Net cash used in investing activities                                          (18,295)           (14,477)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (23,700)           (34,000)
  Issuance of preferred stock (Note 3)                                          50,000                  -
  Dividends paid                                                               (54,880)           (21,898)
  Other                                                                              -                 36
                                                                         --------------     --------------

Net cash used in financing activities                                          (28,580)           (55,862)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       33,688             20,443
Cash and cash equivalents at beginning of period                                 4,950              8,840
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      38,638      $      29,283
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      13,345      $      13,988
                                                                         ==============     ==============
    Income taxes                                                         $      (2,374)     $      (2,607)
                                                                         ==============     ==============


See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.      COMPANY

        Indianapolis Power & Light Company is a subsidiary of IPALCO Enterprises, Inc.

2.      GENERAL

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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. Certain amounts have been restated due to the change to the unbilled revenue method of accounting (see note 4). These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1997 Annual Report on Form 10-K.

3.      PREFERRED STOCK

        On January  13,  1998,  Indianapolis  Power & Light  Company  issued $50 million of cumulative preferred stock with a rate of 5.65%. 500,000 shares were issued at $100 par value each. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

4.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million, reported as a separate component of net income in the restated first quarter earnings of 1997. The change had the effect of decreasing income before cumulative effect of accounting change in the first quarter of 1997 by $3.1 million. The results of 1997 were restated for the accounting change.


5.      COMPREHENSIVE INCOME

        On January 1, 1998, IPL adopted SFAS No. 130, "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. It has been determined that IPL has no amounts which require classification under comprehensive income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $25 million, $16 million and $12 million on January 27, 1998, February 24, 1998 and March 31, 1998, respectively. The dividends were paid by IPL to IPALCO Enterprises, Inc. on February 1, 1998, March 1, 1998 and April 1, 1998, respectively.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $13.3 million during the first quarter ended March, 1998, representing a $0.1 million decrease from the comparable period in 1997. Internally generated cash provided by IPL's operations was used for construction expenditures during the first quarter of 1998.

         The three-year construction program has not changed from that previously reported in IPL's 1997 Form 10-K report. (See "Future Performance" in
Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1997 Form 10-K report for further discussion).


RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1998 and March 31, 1997
         --------------------------------------------------------------

         Income applicable to common stock decreased during the first quarter of 1998 compared to the first quarter of 1997 by $22.8 million. Income applicable to common stock for the first quarter of 1997 included a one-time positive after-tax increase of $18.3 million. See "Cumulative Effect of Accounting Change" below. The following discussion highlights additional factors contributing to the decrease.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1998 decreased $5.0 million from the comparable 1997 period. The decrease in revenues resulted from the following:

                                                         Increase (Decrease)
                                                         -------------------
                                                       from Comparable Period
                                                       ----------------------
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        (Millions of Dollars)

         Electric:
              Change in retail KWH sales - net of fuel                 (6.6)
              Fuel revenue                                              0.9
              Wholesale revenue                                         0.7
              DSM tracker revenue                                       0.4
         Steam revenue                                                 (0.2)
         Other revenue                                                 (0.2)
                                                                   ---------
              Total change in operating revenues                   $   (5.0)
                                                                   =========

         The first quarter decrease in retail KWH sales compared to the same period in 1997 was due to milder weather. Heating degree days decreased 17% during the first quarter compared to the same period in 1997. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the first quarter of 1998, as compared to the same period in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Other increased by $2.3 million in the first quarter compared to the same period in 1997. This increase was due primarily to increased electric distribution expense of $0.9 million, increased administrative and general expenses of $0.6 million and increased amortization of demand-side management costs.

         Power purchased decreased by $3.2 million in the first quarter compared to the same period in 1997 primarily due to decreased demand charges.

         Maintenance expenses increased $4.0 million in the first quarter of 1998 compared to the same period in 1997. The increase reflects the timing of costs associated with the overhaul of unit 6 at the Pritchard plant of $2.2 million, as well as increased boiler and electric plant maintenance at the Petersburg plant of $1.9 million. Due to the mild weather, overhaul maintenance was advanced to the first quarter in 1998, compared to the more conventional timing of performing overhaul maintenance in the second quarter.

         Income taxes - net, decreased $2.4 million in the first quarter of 1998 compared to the same period in 1997 due to a decrease in pretax operating income.

         As a result of the foregoing, utility operating income decreased 9.9% from the comparable 1997 period, to $40.1 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased by $0.9 million in the first quarter of 1998 compared to the same period last year. In August 1997, the amortization of deferred carrying charges on a plant asset ended resulting in this decrease.

Interest Charges
----------------

         Interest expense decreased $0.8 million in the first quarter of 1998 compared to the same period in 1997. This decrease was primarily due to decreased interest on tax assessments as well as decreased short-term borrowings. Also, long-term interest decreased as a result of the retirement of $11.3 million of first mortgage debt in May 1997.


Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was effectively recorded during the first quarter of 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. Management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-K for the year ended 12-31-97.)

3.2      Bylaws of Indianapolis Power & Light Company, as amended.

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 42 Supplemental Indentures.

                  Exhibits D in File No. 2-4396; B-1 in File No. 2-6210; 7-C File No. 2-7944; 7-D in File No.2-72944; 7-E in File No. 2-8106; 7-F
         in File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No. 2-10052;
         2-I in File No. 2-12488; 2-J in File No. 2-13903; 2-K in File
         No. 2-22553; 2-L in File No. 2-24581; 2-M in File No. 2-26156; 4-D in
         File No. 2-26884; 2-D in File No. 2-38332; Exhibit A to Form 8-K for October 1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File No. 2-53541; 2E in File
         No. 2-55154; 2E in File No. 2-60819; 2F in File No. 2-60819; 2-G in
         File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No.1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No.2-93092.
         Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for the year ended December 31, 1985.)

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

Item 6.  Exhibits and Reports on Form 8-K - continued

4.10* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.12* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  IPL filed a Form 8-K on January 9, 1998, reporting under Item 5, Other Events, to announce the execution of a Terms Agreement with SBC Warburg Dillon Read, Inc. and Merrill Lynch and Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated for the sale of 500,000 shares of 5.65% cumulative preferred stock, par value $100 per share, of IPL.

                                                Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INDIANAPOLIS POWER & LIGHT COMPANY
                                             ----------------------------------
                                                        (Registrant)



Date:            May 14, 1998                        /s/  John R. Brehm
                 ------------                        ------------------------
                                                      John R. Brehm
                                                      Senior Vice President
                                                      Finance and Information
                                                          Services



Date:            May 14, 1998                        /s/  Stephen J. Plunkett
                 ------------                        ------------------------
                                                       Stephen J. Plunkett
                                                       Controller