Form 10-Q
period 1998-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1998-08-07
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


    For the quarterly period ended
             June 30, 1998                  Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                      35-0413620
         (State or other jurisdiction                     (I.R.S. Employer
           of incorporation or organization)               Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                         46204
         (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.   Yes  X      No
                                                         ----       -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding At June 30, 1998
        -----                                     ----------------------------
 Common (Without Par Value)                            17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                    Page No.
                                                                    --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -  Three Months Ended and
           Six Months Ended June 30, 1998 and 1997                        2

         Balance Sheets - June 30, 1998 and
            December 31, 1997                                             3

         Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                       4

         Notes to Financial Statements                                  5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7-10

PART II.  OTHER INFORMATION                                           11-13
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)
                                                                           Three Months Ended              Six Months Ended
                                                                                 June 30                       June 30
                                                                           1998           1997           1998            1997
                                                                       -------------  -------------  -------------   -------------
OPERATING REVENUES:
  Electric                                                             $    198,539   $    175,388   $    377,448    $    359,054
  Steam                                                                       8,167          8,389         19,579          20,022
                                                                       -------------  -------------  -------------   -------------
    Total operating revenues                                                206,706        183,777        397,027         379,076
                                                                       -------------  -------------  -------------   -------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                     43,209         37,506         84,249          79,122
    Other                                                                    38,425         35,622         73,346          68,255
  Power purchased                                                             2,842          1,131          3,849           5,290
  Purchased steam                                                             1,226          1,684          3,116           3,903
  Maintenance                                                                15,295         17,613         35,035          33,311
  Depreciation and amortization                                              25,378         26,504         50,663          52,244
  Taxes other than income taxes                                               8,636          8,127         17,458          17,000
  Income taxes - net                                                         22,497         16,498         39,971          36,325
                                                                       -------------  -------------  -------------   -------------
    Total operating expenses                                                157,508        144,685        307,687         295,450
                                                                       -------------  -------------  -------------   -------------
OPERATING INCOME                                                             49,198         39,092         89,340          83,626
                                                                       -------------  -------------  -------------   -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                           260          1,124            525           2,281
  Other - net                                                                   665           (182)           125            (594)
  Income taxes - net                                                           (285)           108              9             270
                                                                       -------------  -------------  -------------   -------------
    Total other income - net                                                    640          1,050            659           1,957
                                                                       -------------  -------------  -------------   -------------
INCOME BEFORE INTEREST CHARGES                                               49,838         40,142         89,999          85,583
                                                                       -------------  -------------  -------------   -------------

INTEREST CHARGES:
  Interest                                                                   10,215         10,238         20,375          21,159
  Allowance for borrowed funds used during construction                        (192)          (226)          (396)           (472)
                                                                       -------------  -------------  -------------   -------------
    Total interest charges                                                   10,023         10,012         19,979          20,687
                                                                       -------------  -------------  -------------   -------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                      39,815         30,130         70,020          64,896

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            -              -              -          18,347
                                                                       -------------  -------------  -------------   -------------

NET INCOME                                                                   39,815         30,130         70,020          83,243
                                                                       -------------  -------------  -------------   -------------

PREFERRED DIVIDEND REQUIREMENTS                                                 804            796          1,513           1,591
                                                                       -------------  -------------  -------------   -------------

INCOME APPLICABLE TO COMMON STOCK                                      $     39,011   $     29,334   $     68,507    $     81,652
                                                                       =============  =============  =============   =============



See notes to financial statements.

                                 INDIANAPOLIS POWER & LIGHT COMPANY
                                           Balance Sheets
                                           (In Thousands)
                                             (Unaudited)
                                                                       June 30           December 31
                                                                         1998                1997
                                                                    --------------      --------------
                           ASSETS
UTILITY PLANT:
  Utility plant in service                                          $   2,823,722       $   2,800,446
  Less accumulated depreciation                                         1,161,523           1,121,317
                                                                    --------------      --------------
      Utility plant in service - net                                    1,662,199           1,679,129
  Construction work in progress                                            77,987              77,030
  Property held for future use                                             10,224              10,224
                                                                    --------------      --------------
      Utility plant - net                                               1,750,410           1,766,383
                                                                    --------------      --------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                    5,538               5,171
                                                                    --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                19,828               4,950
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1998, $989 and 1997, $1,005)                     34,711              43,053
  Fuel - at average cost                                                   29,279              35,000
  Materials and supplies - at average cost                                 49,214              47,648
  Prepayments and other current assets                                      3,834               8,486
                                                                    --------------      --------------
      Total current assets                                                136,866             139,137
                                                                    --------------      --------------
DEFERRED DEBITS:
  Regulatory assets                                                       122,402             126,784
  Miscellaneous                                                            11,623              12,297
                                                                    --------------      --------------
      Total deferred debits                                               134,025             139,081
                                                                    --------------      --------------
              TOTAL                                                 $   2,026,839       $   2,049,772
                                                                    ==============      ==============

               CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                    $     324,537       $     324,537
    Premium and net gain on preferred stock                                 2,642               2,329
    Retained earnings                                                     457,936             508,626
                                                                    --------------      --------------
      Total common shareholder's equity                                   785,115             835,492
  Cumulative preferred stock (Note 3)                                      59,135               9,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                        627,867             627,840
                                                                    --------------      --------------
      Total capitalization                                              1,472,117           1,472,467
                                                                    --------------      --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    -              23,700
  Accounts payable and accrued expenses                                    49,085              63,970
  Dividends payable                                                        19,193              13,290
  Taxes accrued                                                            33,443              18,674
  Interest accrued                                                         13,290              13,258
  Other current liabilities                                                11,020              12,556
                                                                    --------------      --------------
      Total current liabilities                                           126,031             145,448
                                                                    --------------      --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 326,297             325,386
  Unamortized investment tax credit                                        43,388              44,783
  Accrued postretirement benefits                                          13,936              17,144
  Accrued pension benefits                                                 40,814              39,821
  Miscellaneous                                                             4,256               4,723
                                                                    --------------      --------------
      Total deferred credits and other long-term liabilities              428,691             431,857
                                                                    --------------      --------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                 $   2,026,839       $   2,049,772
                                                                    ==============      ==============


See notes to financial statements.


                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      70,020      $      83,243
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               49,971             49,503
    Amortization of regulatory assets                                            5,184              7,825
    Deferred income taxes and investment tax credit adjustments - net           (2,127)            11,146
    Allowance for funds used during construction                                  (921)            (2,753)
    Cumulative effect of accounting change - before taxes (Note 4)                   -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable                                                          8,342              5,290
    Fuel, materials and supplies                                                 4,155              4,584
    Accounts payable                                                           (14,885)            (4,854)
    Taxes accrued                                                               14,769                281
    Accrued pension benefits                                                       993              2,165
    Other - net                                                                    793             (1,821)
                                                                         --------------     --------------
Net cash provided by operating activities                                      136,294            124,694
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (32,525)           (30,569)
  Other                                                                            328             (1,027)
                                                                         --------------     --------------
Net cash used in investing activities                                          (32,197)           (31,596)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (23,700)           (11,250)
  Issuance of preferred stock (Note 3)                                          50,000            (34,000)
  Dividends paid                                                              (115,029)           (47,953)
  Other                                                                           (490)                36
                                                                         --------------     --------------
Net cash used in financing activities                                          (89,219)           (93,167)
                                                                         --------------     --------------
Net increase (decrease) in cash and cash equivalents                            14,878                (69)
Cash and cash equivalents at beginning of period                                 4,950              8,840
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      19,828      $       8,771
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      19,372      $      20,246
                                                                         ==============     ==============
    Income taxes                                                         $      22,627      $      32,337
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

4.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million, reported as a separate component of net income in the restated first quarter earnings of 1997. The change had the effect of increasing income before cumulative effect of accounting change in the first six months of 1997 by less than $0.1 million. The results of 1997 were restated for the accounting change.

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

6.      NEW ACCOUNTING STANDARD

        Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPL is hereby filing cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. This Form 10-Q, and particularly Management's Discussion and Analysis, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause IPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of IPL. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective" and similar expressions are intended to identify forward-looking statements.

         Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel and purchased power costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of electric supply capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors.

         All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of IPL.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $25 million, $22.4 million and $6 million on April 28, 1998, May 26, 1998 and June 30, 1998, respectively. The dividends were paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $19.2 million during the second quarter of 1998, representing a $2.0 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the second quarter of 1998. Construction expenditures (excluding allowance for funds used during construction) totaled $32.5 million during the first six months ended June 30, 1998, representing a $2.0 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the first six months of 1998.

         The three-year construction program has not changed from that previously reported in IPL's 1997 Form 10-K report. (See "Future Performance" in
Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1997 Form 10-K report for further discussion).

         IPL is continuing to perform analyses of its systems and is working with suppliers and service organizations in order to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on IPL's operations or future financial condition. Management presently estimates that the total cost of testing and required changes to systems owned or controlled by IPL to allow for year 2000 issues will be approximately $4 million.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1998
         ---------------------------------------------------------------
             With Second Quarter and Six Months Ended June 30, 1997
             ------------------------------------------------------

         Income applicable to common stock increased $9.7 million during the second quarter of 1998 compared to the second quarter of 1997. Income applicable to common stock decreased $13.1 million during the six months ended 1998 compared to the same period last year. Income applicable to common stock for the first six months of 1997 included a one-time positive after-tax increase of $18.3 million. See "Cumulative Effect of Accounting Change" below. The following discussion highlights additional factors contributing to the variances.

Operating Revenues
------------------

         Operating revenues during the second quarter and six months ended of 1998 increased from the comparable 1997 periods by $22.9 million and $18.0 million, respectively. The increases in revenues resulted from the following:

                                                              Increase (Decrease) from Comparable Period
                                                              ------------------------------------------
                                                                              June 30, 1998
                                                                              -------------
                                                              Three Months Ended         Six Months Ended
                                                              ------------------         ----------------
                                                                          (Millions of Dollars)
         Electric:
              Change in retail KWH sales - net of fuel               10.8                       4.6
              Fuel revenue                                           (0.4)                      0.2
              Wholesale revenue                                      11.0                      11.7
              DSM Tracker revenue                                     0.4                       0.8
         Steam revenue                                               (0.2)                     (0.4)
         Other revenue                                                1.3                       1.1
                                                                 --------                  --------
              Total change in operating revenues                 $   22.9                  $   18.0
                                                                 ========                  ========


         The second quarter increase in retail KWH sales compared to the same period in 1997 was due in part to warmer weather. Cooling degree days increased 91% during the second quarter compared to the same period in 1997. The six months ended increase was due in part to a 99% increase in cooling degree days partially offset by a decrease of 23% in heating degree days compared to the same period last year. Economic growth in IPL's service territory also contributed to the increase in sales for both the second quarter and six months ended. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the second quarter and six months ended of 1998, as compared to the same periods in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel expenses in the second quarter and six months ended of 1998 increased by $5.7 million and $5.1 million, respectively compared to the same periods during 1997. The primary reason for both variances from the prior periods was a result of increased total KWH sales.

         Other expenses in the second quarter and six months ended of 1998 increased by $2.8 million and $5.1 million, respectively. The second quarter and six month ended increases primarily resulted from expenses related to a hospital chilled water project of $2.0 million. Also contributing to the six months ended increase was increased electric distribution expense as well as increased administrative and general expense.

         Power purchased expenses in the second quarter and six months ended of 1998 increased by $1.7 million and decreased by $1.4 million, respectively. The increase during the second quarter resulted from increased KWH purchases while being partially offset by decreased demand charges. The six months ended decrease resulted primarily from decreased demand charges.

         Maintenance expenses decreased $2.3 million in the second quarter while increasing $1.7 million for the six months ended of 1998 compared to the similar periods in 1997. The decrease in the second quarter reflects the timing of costs for plant maintenance. Due to the mild weather, overhaul maintenance was advanced to the first quarter in 1998, compared to the more conventional timing of performing overhaul maintenance in the second quarter. The increase for the six months ended period resulted primarily from the overhaul of unit 6 at the Pritchard plant as well as increased boiler and electric plant maintenance at the Petersburg plant.

         Income taxes - net, increased $6.0 million and $3.6 million in the second quarter and six months ended periods, respectively due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 25.9% during the second quarter of 1998 from the comparable 1997 period, to $49.2 million. Utility operating income during the six months ended of 1998 increased 6.8% from the comparable 1997 period, to $89.3 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased $.9 million and $1.8 million in the second quarter and six months ended periods, respectively compared to the same periods last year. In August 1997, the amortization of deferred carrying charges on a plant asset ended resulting in this decrease.

         Other - net increased $.8 million and $.7 million in the second quarter and six months ended, respectively. The second quarter and six months increases were due in part to decreased miscellaneous non-operating expenses.

Interest and Other Charges
--------------------------

         Interest expense decreased $.8 million during the six months ended of 1998 while unchanging for the second quarter compared to the similar periods last year. The six months variance was due to decreased interest on tax assessments, short-term interest and long-term interest. The decrease in long-term interest was due to the retirement of a $11.3 million first mortgage bond in May 1997.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on several occasions in 1997 and 1998, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. IPL believes that it has reached agreement with the Agency on the terms of an Administrative Order that will resolve the matter without penalty. The Agency has not yet formally issued the order, however. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based upon the advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on April 15, 1998. At the meeting the following directors were elected to terms of one year each which expire in April 1999. Each director received 17,206,630 votes of the Company's common stock: Joseph D. Barnette, Jr.; Robert
A. Borns;  Mitchell E. Daniels,  Jr.; Rexford C. Early; Otto N. Frenzel III; Max
L. Gibson; John R. Hodowal; Ramon L. Humke; Andre B. Lacy; L. Ben Lytle; Michael
S. Maurer; Andrew J. Paine, Jr.; Sallie W. Rowland; and Thomas H. Sams.

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

3.1*     Articles of Incorporation of Indianapolis Power & Light Company, as
          amended.  (Form 10-K for the year ended 12-31-97.)

3.2*     Bylaws of Indianapolis Power & Light Company, as amended.  (Form 10-Q for the quarter ended March 31, 1998.)

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

4.11*    Fortieth Supplemental Indenture dated as of February 1, 1994.  (Form
          8-K, dated 1-25-94.)

4.12*    Forty-First Supplemental Indenture dated as of January 15, 1995.
          (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13*    Forty-Second  Supplemental Indenture dated as of October 1, 1995.
          (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements **

10.2 Amendment No. 7 dated June 11, 1998, to Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc.

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None

                                       Signatures
                                       ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INDIANAPOLIS POWER & LIGHT COMPANY
                                           ----------------------------------
                                                       (Registrant)



Date:  August 7, 1998                     /s/  John R. Brehm
       --------------                     --------------------------
                                               John R. Brehm
                                               Senior Vice President, Finance



Date:  August 7, 1998                     /s/  Stephen J. Plunkett
       --------------                     ---------------------------
                                               Stephen J. Plunkett
                                               Controller