Form 10-Q
period 1998-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1998-11-13
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                September 30, 1998          Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                  35-0413620
         (State or other jurisdiction                 (I.R.S. Employer
           of incorporation or organization)           Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                         46204
         (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes  X     No
                                                       ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class            Outstanding At September 30, 1998
                      -----            ---------------------------------
         Common (Without Par Value)             17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -  Three Months Ended and
           Nine Months Ended September 30, 1998 and 1997                2

         Balance Sheets - September 30, 1998 and
            December 31, 1997                                           3

         Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997               4

         Notes to Financial Statements                                5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            7-13

PART II.  OTHER INFORMATION                                         14-16
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30                September 30
                                                             1998          1997          1998         1997
                                                             ------------  ------------  -----------  ------------
OPERATING REVENUES:
  Electric                                                   $   215,246   $   196,221   $  592,694   $   555,275
  Steam                                                            6,782         7,651       26,361        27,673
                                                             ------------  ------------  -----------  ------------
    Total operating revenues                                     222,028       203,872      619,055       582,948
                                                             ------------  ------------  -----------  ------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                          49,645        44,475      133,894       123,597
    Other                                                         38,801        36,269      112,147       104,524
  Power purchased                                                  2,899         1,365        6,748         6,655
  Purchased steam                                                  1,042         1,223        4,158         5,126
  Maintenance                                                     15,132        14,765       50,167        48,076
  Depreciation and amortization                                   26,696        25,733       77,359        77,977
  Taxes other than income taxes                                    9,429         8,194       26,887        25,194
  Income taxes - net                                              26,719        23,028       66,690        59,353
                                                             ------------  ------------  -----------  ------------
    Total operating expenses                                     170,363       155,052      478,050       450,502
                                                             ------------  ------------  -----------  ------------
OPERATING INCOME                                                  51,665        48,820      141,005       132,446
                                                             ------------  ------------  -----------  ------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                359           893          884         3,174
  Other - net                                                        163          (475)         288        (1,069)
  Gain on termination of agreement                                12,500             -       12,500             -
  Income taxes - net                                              (4,576)          232       (4,567)           502
                                                             ------------  ------------  -----------  ------------
    Total other income - net                                       8,446           650        9,105         2,607
                                                             ------------  ------------  -----------  ------------
INCOME BEFORE INTEREST CHARGES                                    60,111        49,470      150,110       135,053
                                                             ------------  ------------  -----------  ------------

INTEREST CHARGES:
  Interest                                                        10,193        10,190       30,568        31,349
  Allowance for borrowed funds used during construction             (229)         (227)        (625)         (699)
                                                             ------------  ------------  -----------  ------------
    Total interest charges                                         9,964         9,963       29,943        30,650
                                                             ------------  ------------  -----------  ------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           50,147        39,507      120,167       104,403

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                 -             -            -        18,347
                                                             ------------  ------------  -----------  ------------

NET INCOME                                                        50,147        39,507      120,167       122,750
                                                             ------------  ------------  -----------  ------------

PREFERRED DIVIDEND REQUIREMENTS                                      802           795        2,315         2,386
                                                             ------------  ------------  -----------  ------------

INCOME APPLICABLE TO COMMON STOCK                            $    49,345   $    38,712   $  117,852   $   120,364
                                                             ============  ============  ===========  ============

See notes to financial statements.

                                     INDIANAPOLIS POWER & LIGHT COMPANY
                                               Balance Sheets
                                               (In Thousands)
                                                (Unaudited)

                                                                         September 30          December 31
                                                                             1998                  1997
                                                                        ---------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $    2,836,355        $    2,800,446
  Less accumulated depreciation                                              1,182,314             1,121,317
                                                                        ---------------       ---------------
      Utility plant in service - net                                         1,654,041             1,679,129
  Construction work in progress                                                 84,724                77,030
  Property held for future use                                                  10,224                10,224
                                                                        ---------------       ---------------
      Utility plant - net                                                    1,748,989             1,766,383
                                                                        ---------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                         5,719                 5,171
                                                                        ---------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      7,382                 4,950
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1998, $1,289 and 1997, $1,005)                        37,836                43,053
  Fuel - at average cost                                                        29,667                35,000
  Materials and supplies - at average cost                                      48,581                47,648
  Prepayments and other current assets                                           4,242                 8,486
                                                                        ---------------       ---------------
      Total current assets                                                     127,708               139,137
                                                                        ---------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                            118,929               126,784
  Miscellaneous                                                                 11,233                12,297
                                                                        ---------------       ---------------
      Total deferred debits                                                    130,162               139,081
                                                                        ---------------       ---------------
              TOTAL                                                     $    2,012,578        $    2,049,772
                                                                        ===============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $      324,537        $      324,537
    Premium and net gain on preferred stock                                      2,642                 2,329
    Retained earnings                                                          442,915               508,626
                                                                        ---------------       ---------------
      Total common shareholder's equity                                        770,094               835,492
  Cumulative preferred stock (Note 3)                                           59,135                 9,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                             627,880               627,840
                                                                        ---------------       ---------------
      Total capitalization                                                   1,457,109             1,472,467
                                                                        ---------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                     4,750                23,700
  Accounts payable and accrued expenses                                         55,500                63,970
  Dividends payable                                                             13,177                13,290
  Taxes accrued                                                                 30,408                18,674
  Interest accrued                                                               9,686                13,258
  Other current liabilities                                                     13,663                12,556
                                                                        ---------------       ---------------
      Total current liabilities                                                127,184               145,448
                                                                        ---------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      326,574               325,386
  Unamortized investment tax credit                                             42,691                44,783
  Accrued postretirement benefits                                               12,363                17,144
  Accrued pension benefits                                                      41,342                39,821
  Miscellaneous                                                                  5,315                 4,723
                                                                        ---------------       ---------------
      Total deferred credits and other long-term liabilities                   428,285               431,857
                                                                        ---------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $    2,012,578        $    2,049,772
                                                                        ===============       ===============


See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     120,167      $     122,750
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               75,301             73,897
    Amortization of regulatory assets                                            8,941             12,800
    Deferred income taxes and investment tax credit adjustments - net           (3,106)             8,101
    Allowance for funds used during construction                                (1,509)            (3,873)
    Cumulative effect of accounting change - before taxes (Note 4)                   -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable                                                          5,217              9,676
    Fuel, materials and supplies                                                 4,400              4,942
    Accounts payable                                                            (8,470)            (7,442)
    Taxes accrued                                                               11,734             (2,271)
    Accrued pension benefits                                                     1,521              3,033
    Other - net                                                                   (969)            (4,350)
                                                                         --------------     --------------
Net cash provided by operating activities                                      213,227            187,348
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (55,642)           (47,801)
  Other                                                                            480             (2,642)
                                                                         --------------     --------------
Net cash used in investing activities                                          (55,162)           (50,443)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (18,950)           (11,250)
  Issuance of preferred stock (Note 3)                                          50,000            (34,000)
  Dividends paid                                                              (186,193)           (83,886)
  Other                                                                           (490)                36
                                                                         --------------     --------------
Net cash used in financing activities                                         (155,633)          (129,100)
                                                                         --------------     --------------
Net increase (decrease) in cash and cash equivalents                             2,432              7,805
Cash and cash equivalents at beginning of period                                 4,950              8,840
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $       7,382      $      16,645
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      32,638      $      33,711
                                                                         ==============     ==============
    Income taxes                                                         $      53,938      $      56,142
                                                                         ==============     ==============


See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.      COMPANY

        Indianapolis Power & Light Company (IPL) is a subsidiary of IPALCO Enterprises, Inc.

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

4.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million, which is reported as a separate component of net income in the nine months ended September 30, 1997. The change had the effect of decreasing income before cumulative effect of accounting change in the third quarter and nine months ended of 1997 by $4.1 million. The results of 1997 were restated for the accounting change.

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

6.      NEW ACCOUNTING STANDARD

        Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

7.      GAIN FROM TERMINATION OF AGREEMENT

        During the third quarter of 1998, a gain of $12.5 million ($7.8 million after-tax) resulted from the liquidation and termination of an agreement to purchase up to 150 megawatts of power during the summer months through the year 2000. IPL plans to ultimately replace this supply resource and is considering several alternatives.

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

         IPL's ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; IPL's failure to timely or completely identify all software, hardware, or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on IPL's customers, vendors, and others with whom it does business. Please see the discussion about Year 2000, below, for information about IPL's efforts.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $22 million and $42.4 million on July 28, 1998, and August 25, 1998, respectively. The dividends were paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $23.1 million during the third quarter of 1998, representing a $5.9 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the third quarter of 1998. Construction expenditures (excluding allowance for funds used during construction) totaled $55.6 million during the first nine months ended September 30, 1998, representing a $7.8 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the first nine months of 1998.

         The three-year construction program has not changed from that previously reported in IPL's 1997 Form 10-K report. (See "Future Performance" in
Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1997 Form 10-K report for further discussion).

Year 2000
---------

         IPL is potentially subject to operational problems associated with the inability of various computer hardware, software, and devices containing embedded chips to properly process the year change from 1999 to 2000. Such problems could conceivably affect IPL's ability to deliver electricity or steam to its customers, as well as IPL's internal operations such as billing or payroll functions. Further, Year 2000 problems experienced by other entities, over which IPL has no control, such as certain suppliers or other electric utilities with which IPL is interconnected, could adversely affect IPL's operations.

         In 1997, IPL established a Year 2000 Committee. IPL currently manages the Year 2000 project through two employee committees, the Compliance Testing Committee and the Contingency Planning Committee, each headed by corporate officers. Each of those committees reports to a Year 2000 Steering Committee also composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman.

         The Compliance Testing Committee is engaged in inventorying, reviewing, analyzing, correcting, and testing computer-related systems and embedded chip devices. The Contingency Planning Committee is in the process of assessing various operating scenarios associated with potential Year 2000 problems and formulating plans by which to operate the Company in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning Committee are concentrating first on systems critical to the continuity of IPL's business. Non-critical systems have lower priorities.

         IPL is participating in an Electric Power Research Institute (EPRI) program on the Year 2000 issue as well as the North American Electric Reliability Council (NERC) system readiness assessments.

         IPL's Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes efforts such as assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.

State of Readiness

A. Identification and Assessment

         The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort involves making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, IPL-developed software, and various devices containing embedded chips. The Committee is also in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems being reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software, and financial software.

         The Compliance Testing Committee continues to assess computer systems and embedded chip devices related to IPL's:

   - Electricity generating stations and plants producing steam;
   - Energy management systems;
   - Substation controls, system protection, and transmission and distribution systems;
   - Telecommunications systems; and
   - Business information systems.

         IPL currently expects to complete the identification/inventory phase for critical systems by the end of the fourth quarter of 1998 and estimates the phase to be approximately 95% complete.

         IPL currently expects to complete the assessment phase for critical systems by the end of the fourth quarter of 1998 and estimates the phase to be approximately 75% complete.

B. Remediation and Testing

         The Compliance Testing Committee is coordinating, modifying, or replacing legacy systems which may not be Year 2000 compliant. IPL will be replacing most of its key financial software applications during 1998 and 1999. Although that project was not specifically initiated as a Year 2000 effort, it will coincidentally result in replacement of non-compliant software.

         The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. IPL may employ one or more of the following techniques: component tests, simulations, outside testing, vendor verifications, or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases IPL must rely on the service providers' verifications.

         IPL  has   inquired  of  its   suppliers   and  vendors  of   software,
computer-related equipment, devices, and services about Year 2000 compliance. Some provided the required information and/or assurances and some did not. IPL has elected to test not only existing systems but also new purchases and upgrades in its efforts to minimize Year 2000 problems.

         IPL's operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply IPL with mission-critical services. Similarly, Year 2000 failures of other utilities with which IPL is interconnected could adversely impact IPL's ability to deliver services to its customers.

         IPL currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 50% complete.

Costs to Address IPL's Year 2000 Issues

         Not including the cost of replacing IPL's business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, IPL currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4,000,000, which IPL believes is not material to its results of operations, liquidity and financial condition. Of that figure, IPL has currently expended approximately $950,000. A substantial proportion of the costs of remediation are associated with functional areas of IPL other than Information Services. IPL currently estimates that its costs of contingency planning efforts may be approximately $1,500,000.

Risks of IPL's Year 2000 Issues

         In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by an electric utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exists, potentially involving IPL's internal functions (such as billing) as well as its steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of steam and electric service lasting for a significant period of time. Further, since IPL does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if IPL experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. IPL currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some particularly bleak yet conceivable Year 2000 failure scenarios could be material to IPL's results of operations.

         There are both external and internal risks associated with Year 2000 that could affect IPL's steam and electricity generation, transmission and distribution operations. Potential internal risk factors include increased risk of generator trips, inability to start or restart generators, increased risk of transmission facility trips, loss of energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems, or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying impacts on IPL's operations.

         External risk factors include loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel, and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying impacts on IPL.

         Particularly with respect to responding to contingencies that might occur, unavailability of skilled labor could exacerbate Year 2000 problems. The current collective bargaining agreement between Indianapolis Power & Light Company (IPL) and the International Brotherhood of Electrical Workers, the union representing IPL's production, distribution, construction and maintenance employees, expires on December 13, 1999. That union recently rejected a proposed one-year extension of the collective bargaining agreement which was proposed by management so that negotiation would not be occurring near the end of calendar year 1999.

         IPL's insurance policies, including policies for liability and property damage, currently expire or are up for renewal during 1999. IPL currently expects that, in line with a general trend in the insurance industry, insurance policies purchased by IPL during 1999 may exclude coverage of Year 2000 events or certain elements of damage potentially flowing therefrom.

         In light of the many adverse circumstances that could happen to IPL associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, IPL currently believes the most reasonably likely worst case scenario would be the temporary loss of one or more generation units resulting in interruptions of power to IPL customers. IPL does not believe that the worst case scenario will occur, and, should it occur, IPL believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on IPL's results of operations, liquidity, and financial condition.

IPL's Contingency Plans

         The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various system or device failures and preparing plans by which to operate the Company in the event those failures occur. IPL's contingency planning efforts are not yet complete but are underway within the scope of an overall outline. IPL's contingency planning involves the phases of plan development, testing, execution, and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of the Company's operations, as well as interactions with interconnected utilities, customers, critical vendors, emergency and other governmental authorities.

         The planning phase includes identifying and evaluating potential impacts on business operations, life, property, and the environment; developing emergency plans including establishing procedures for mitigation of failures and evaluating contingency planning being done on systems that interface with IPL's systems; identifying dates of action for various contingencies; establishing responsibility and authority for various response efforts; and establishing and performing a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

         Contingency planning will include consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration will be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. The Company's existing disaster recovery plans may form bases for some Year 2000 contingency plans.

         In the testing phase, various drills will be conducted to test the plan's effectiveness. Modifications will be made where testing indicates a need. In the execution phase, IPL will operate its contingency plans in response to events actually occurring.

         After Year 2000 events, if any, IPL will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 1998
      --------------------------------------------------------------------
           With Third Quarter and Nine Months Ended September 30, 1997
           -----------------------------------------------------------

         Income applicable to common stock increased $10.6 million during the third quarter of 1998 compared to the third quarter of 1997. Income applicable to common stock decreased $2.5 million during the nine months ended 1998 compared to the same period last year. Income applicable to common stock for the first nine months of 1997 included a one-time positive after-tax increase of $18.3 million. See "Cumulative Effect of Accounting Change" below. The following discussion highlights additional factors contributing to the variances.

Operating Revenues
------------------

         Operating revenues during the third quarter and nine months ended of 1998 increased from the comparable 1997 periods by $18.2 million and $36.1 million, respectively. The increases in revenues resulted from the following:

                                                      Increase (Decrease) from Comparable Period
                                                      ------------------------------------------
                                                                   September 30, 1998
                                                     Three Months Ended         Nine Months Ended
                                                     ------------------         -----------------
                                                                 (Millions of Dollars)

Electric:
     Change in retail KWH sales                            $10.4                     $14.9
     Fuel revenue                                            0.7                       0.9
     Wholesale revenue                                       7.5                      19.2
     DSM Tracker revenue                                     0.3                       1.1
Steam revenue                                               (0.9)                     (1.3)
Other revenue                                                0.2                       1.3
                                                        --------                  --------
     Total change in operating revenues                 $   18.2                  $   36.1
                                                        ========                  ========

         The third quarter increase in retail KWH sales compared to the same period in 1997 was due in part to warmer weather. Cooling degree days increased 36% during the third quarter compared to the same period in 1997. The nine months ended increase was due in part to a 50% increase in cooling degree days partially offset by a decrease of 24% in heating degree days compared to the same period last year. Economic growth in IPL's service territory also contributed to the increase in sales for both the third quarter and nine months ended. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the third quarter and nine months ended of 1998, as compared to the same periods in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel expenses in the third quarter and nine months ended of 1998 increased by $5.2 million and $10.3 million, respectively compared to the same periods during 1997. The primary reason for both variances from the prior periods was a result of increased total KWH sales.

         Other expenses in the third quarter and nine months ended of 1998 increased by $2.5 million and $7.6 million, respectively. The third quarter and nine month ended increases resulted from increased administrative and general expenses and electric distribution expense. The third quarter increase was partially offset by decreased amortization of demand side management costs.

         Power purchased expense increased in the third quarter by $1.5 million while increasing only slightly during the nine months ended of 1998, as compared to the similar periods last year. The increase during the third quarter resulted from increased KWH purchases.

         Steam purchased expense decreased by $0.2 million and $1.0 million during the third quarter and nine months ended periods ended of 1998, respectively, compared to the similar periods last year. The third quarter decrease was primarily due to decreased unit prices of steam. The nine month ended decrease resulted from decreased steam purchases as well as decreased unit prices of steam.

         Maintenance expenses increased $0.4 million in the third quarter and $2.1 million for the nine months ended of 1998 compared to the similar periods in 1997. The increase for the nine months ended period resulted primarily from the overhaul of unit 6 at the Pritchard plant as well as increased boiler and electric plant maintenance at the Petersburg plant.

         Taxes other than income taxes increased $1.2 million and $1.7 million in the third quarter and nine months ended periods, respectively, compared to the similar periods last year. These increases resulted primarily from increased real estate and personal property taxes as well as increased gross receipts tax.

         Income taxes - net, increased $3.7 million and $7.3 million in the third quarter and nine months ended periods, respectively due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 5.8% during the third quarter of 1998 from the comparable 1997 period, to $51.7 million. Utility operating income during the nine months ended of 1998 increased 6.5% from the comparable 1997 period, to $141.0 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased $0.5 million and $2.3 million in the third quarter and nine months ended periods, respectively compared to the same periods last year. In August 1997, the amortization of deferred equity carrying charges on a plant asset ended resulting in these decreases.

         Other - net increased $0.6 million and $1.4 million in the third quarter and nine months ended, respectively. The third quarter and nine months increases were due in part to decreased miscellaneous non-operating expenses.

         During the third quarter of 1998, a gain from the termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million (See note 7).

Interest and Other Charges
--------------------------

         Interest expense decreased $0.8 million during the nine months ended of 1998 while unchanging for the third quarter compared to the similar periods last year. The nine months variance was due to decreased interest on tax assessments and short-term borrowings as well as decreased long-term interest. The decrease in long-term interest was due to the retirement of an $11.3 million first mortgage bond in May 1997.

Cumulative Effect of Accounting Change
--------------------------------------

         A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was effectively recorded during the first quarter of 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month(see note 4).

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         On August 15, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on several occasions in 1997 and 1998, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. IPL has reached agreement with the Agency and has executed a Consent Order to resolve this matter. IPL agreement to the Order is not an admission of a violation. No penalties or fines will result from the Order. IPL will conduct additional particulate testing. Failure to demonstrate compliance will result in additional expenditures for engineering and corrective measures. IPL will submit additional opacity reports and additional coal analysis results to EPA. Compliance with the Order resolves all alleged civil violations related to the U.S. EPA's August 15, 1997, Notice of Violation.


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

4.10*    Thirty-Ninth Supplemental Indenture dated as of February 1, 1994.
          (Form 8-K, dated 1-25-94.)

4.11*    Fortieth Supplemental Indenture dated as of February 1, 1994.  (Form
          8-K, dated 1-25-94.)

4.12*    Forty-First Supplemental Indenture dated as of January 15, 1995.
          (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.13*    Forty-Second  Supplemental Indenture dated as of October 1, 1995.
          (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1* Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. (Exhibit 10.1 to the Form 10-Q dated 6-30-98.) **

10.2* Amendment No. 7 dated June 11, 1998, to Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. (Exhibit 10.2 to the Form 10-Q dated 6-30-98.)

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INDIANAPOLIS POWER & LIGHT COMPANY
                                           ----------------------------------
                                                       (Registrant)



Date:  November 13, 1998                     /s/  John R. Brehm
       --------------------                     --------------------------
                                               John R. Brehm
                                               Senior Vice President, Finance



Date:  November 13, 1998                     /s/  Stephen J. Plunkett
       --------------------                     ---------------------------
                                               Stephen J. Plunkett
                                               Controller