Form 10-K
period 1998-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 1999-02-25
CIK 50217

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

  For the fiscal year ended
       December 31, 1998                  Commission File Number  1-3132-2


                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

          Indiana                                              35-0413620
 (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

          One Monument Circle
          Indianapolis, Indiana                                  46204
 (Address of principal executive offices)                      (Zip Code)

 Registrant's telephone number, including area code:  317-261-8261

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     As of January 31, 1999, there were 17,206,630 shares of the registrant's common stock (without par value) issued and outstanding.
                     -------------------------------------

 DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Indianapolis Power & Light Company definitive Information Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 are incorporated by reference into Part III of this Report.

                                     PART I
                                     ------

Item 1. BUSINESS
        --------

ORGANIZATION

       Indianapolis Power & Light Company (IPL) is an operating public utility incorporated under the laws of the state of Indiana on October 27, 1926. IPL is a wholly-owned subsidiary of IPALCO Enterprises, Inc. (IPALCO). IPALCO is a holding company incorporated under the laws of the state of Indiana on September 14, 1983. All common stock of IPL is owned by IPALCO.

       IPL has two business segments, electric and "all other." Steam operations of IPL are in the "all other" segment. Information regarding revenues, pretax operating income and total assets of both segments can be found in the Financial Statements and Notes thereto.

GENERAL

       IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. Indiana law authorizes electricity suppliers to have exclusive retail service areas.

       IPL's business is not dependent on any single customer or group of a few customers. IPL's sales for 1994-1998 are depicted on page I-4.

       The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year.

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

       Also, IPL is a member of the East Central Area Reliability Group (ECAR), and is cooperating under an agreement that provides for coordinated planning of generation and transmission facilities and the operation of such facilities to promote reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members.

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

       In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), with respect to short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. Estimated new annual capital expenditures for air, solid waste and water environmental compliance measures are $2.4 million, $1.2 million and $.4 million in 1999, 2000 and 2001, respectively.

RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan option. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs. Additionally, most such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (KWH) sales reductions along with current and deferred costs resulting from IPL's IURC-approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

       Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of all or part of IPL's existing regulated businesses (see "Competition and Industry Changes" in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been  recognized as assets and  liabilities...."
Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be required to adopt SFAS 101 in the near term.

FUEL

       In 1998, approximately 99% of the total KWH sold by IPL were generated from coal and 1% from middle distillate fuel oil. Gas and purchased steam, combined, provided less than 1% of the generation of KWH sold by IPL. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas is used in IPL's newer combustion turbines. During 1998, IPL converted part of its C.C. Perry Section K plant to gas fired boilers. In the future, approximately 50% of the fuel used by this plant will be gas and 50% will be coal.

       IPL's long-term coal contracts provide for the major portion of its burn requirements through the year 1999. The long-term coal agreements are with four suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2(10.1 to 10.3) for a list of coal contracts. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry. In order to prepare for possible supply problems associated with Year 2000 issues, IPL will increase its stockpile to an approximate 85 to 90 day supply before the end of 1999.

EMPLOYEE RELATIONS

       As of December 31, 1998, IPL had 2,020 employees of whom 1,015 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 337 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement that remains in effect until December 13, 1999. The agreement provided for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In February of 1998, the membership of the EUWU ratified a new labor agreement that remains in effect until February of 2001. The agreement provides for general pay adjustments of 3% in both 1998 and 1999, as well as an adjustment of 2% in 2000. The agreement also provides for increases in pension amounts.

DISPOSITION OF ASSETS

       In 1997, IPL retired and sold its C.C. Perry Section W plant site, including land and improvements, to the State of Indiana White River State Park Commission.


                                           INDIANAPOLIS POWER & LIGHT COMPANY
                                           STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                    Year Ended December 31,
                                      ------------------------------------------------------------------------------------
Operating Revenues (In Thousands):       1998 (1)        1997 (1)            1996              1995              1994
                                      -------------    ------------     --------------    --------------    --------------
  Residential                         $    269,351     $   261,832      $     261,819     $     243,055     $     230,805
  Small industrial and commercial          122,082         125,131            131,465           130,009           128,597
  Large industrial and commercial          321,103         306,761            298,720           275,803           266,703
  Public lighting                            9,754           9,324              9,043             8,369             7,698
  Miscellaneous                             12,469          12,050              9,264             8,289             7,186
                                      -------------    ------------     --------------    --------------    --------------
    Revenues - ultimate consumers          734,759         715,098            710,311           665,525           640,989
  Sales for resale - REMC                      936           1,082              1,141             1,105             1,098
  Sales for resale - other                  50,140          21,954             13,312             6,758             7,680
                                      -------------    ------------     --------------    --------------    --------------
      Total electric revenues         $    785,835     $   738,134      $     724,764     $     673,388     $     649,767
                                      =============    ============     ==============    ==============    ==============

Kilowatt-hour Sales (In Millions):
  Residential                                4,320           4,255              4,367             4,277             4,077
  Small industrial and commercial            1,873           1,960              2,117             2,197             2,195
  Large industrial and commercial            7,095           6,834              6,772             6,509             6,306
  Public lighting                               70              69                 71                73                76
                                      -------------    ------------     --------------    --------------    --------------
    Sales - ultimate consumers              13,358          13,118             13,327            13,056            12,654
  Sales for resale - REMC                       31              29                 29                28                26
  Sales for resale - other                   2,252           1,111                725               394               456
                                      -------------    ------------     --------------    --------------    --------------
      Total kilowatt-hours sold             15,641          14,258             14,081            13,478            13,136
                                      =============    ============     ==============    ==============    ==============

Customers at End of Year:
  Residential                              379,943         374,686            370,029           365,163           360,347
  Small industrial and commercial           42,230          41,137             40,393            39,772            38,840
  Large industrial and commercial            4,036           3,960              3,657             3,557             3,525
  Public lighting                              445             357                313               290               275
                                      -------------    ------------     --------------    --------------    --------------
    Total ultimate consumers               426,654         420,140            414,392           408,782           402,987
  Sales for resale - REMC                        1               1                  1                 1                 1
                                      -------------    ------------     --------------    --------------    --------------
      Total electric customers             426,655         420,141            414,393           408,783           402,988
                                      =============    ============     ==============    ==============    ==============

(1) Includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Note 3 in the Notes to Financial Statements).

Item 2.       PROPERTIES
              ----------

       IPL's executive offices are in the IPALCO Corporate Center located at One
Monument   Circle,   Indianapolis,   Indiana.   This  facility   houses  certain
administrative operations of IPALCO's subsidiaries.

       IPL also owns two distribution service centers in Indianapolis at 1230 West Morris Street and 3600 North Arlington Avenue. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

       IPL owns and operates three primarily coal-fired generating plants that are used for electric generation. IPL also operates one coal and gas-fired plant. During 1998, part of the C.C. Perry Section K plant, used for a combination of electric and steam generation, was converted to gas-fired boilers. In the future, approximately 50% of the fuel used by this plant will be gas and 50% will be coal. For electric generation, the total gross nameplate rating is 3,024 MW, winter capability is 3,036 MW and summer capability is 2,956 MW. For steam generation, gross capacity is 1,990 Mlbs. (thousands of pounds) per hour.

       Total Electric Stations:

     H. T. Pritchard plant (Pritchard), located 25 miles southwest of Indianapolis (seven units in service - one each in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

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

       Combination Electric and Steam Station:

     C.C.Perry Section K plant (Perry K), located in Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.



       Net electrical generation during 1998, at the Petersburg, Stout and Pritchard stations accounted for about 72.0%, 21.2% and 6.7%, respectively, of IPL's total net generation. Perry K produced 0.1% net electrical generation and all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system in Indianapolis.

        Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW. Also included is one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       During 1998, IPL announced plans to construct up to 200 megawatts of new combustion turbines (CTs). The new turbines would be used during times of highest or "peak" electric demand. One turbine is expected to be placed in service by 2001, and is included in the construction forecast. IPL filed a petition with the IURC recommending that the IURC decline its jurisdiction over IPL's planned construction and operation of the new CTs and adopt an alternative procedure for dealing with the sale of power produced by the CTs to IPL's retail customers.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 268 miles of 34,500 volt lines. Distribution facilities include 4,717 pole miles and 19,892 wire miles of overhead lines. Underground distribution and service facilities include 596 miles of conduit and 5,990 wire miles of conductor. Underground street lighting facilities include 108 miles of conduit and 726 wire miles of conductor. Also included in the system are 73 bulk power substations and 68 distribution substations.

       Steam distribution properties include 22 miles of mains with 260 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,067 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

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

Item 3.       LEGAL PROCEEDINGS
              -----------------

         None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 23, 1999

       Name, age (at December 31, 1998), and positions and offices held for the past five years:

                                                 From                 To
                                                 ----                 --
 John R. Hodowal (53)
   Chairman of the Board                      February, 1990
   Chief Executive Officer                    May, 1989

 Ramon L. Humke (66)
   President and Chief Operating
     Officer                                  February, 1990

 John R. Brehm (45)
   Senior Vice President - Finance            May, 1998
   Senior Vice President - Finance
     and Information Services                 May, 1991           May, 1998

 Ralph E. Canter (42)
   Senior Vice President -
     Customer Services                        May, 1998
   Vice President-
     Steam Operations                         May, 1995           May, 1998
   Manager of Steam Operations                October, 1990       May, 1995

 Bryan G. Tabler (55)
   Senior Vice President -
     Secretary and General Counsel            January, 1995
   Partner, Barnes & Thornburg                January, 1979       October, 1994

 Stephen M. Powell (48)
   Senior Vice President -
     Energy Supply                            May, 1998
   Manager of Engineering and
     Production Services                      June, 1994          May, 1998

 Paul S. Mannweiler (49)
   Senior Vice President -
     External Affairs                         January, 1997
   Partner, Locke Reynolds Boyd and Weisell   July, 1980         December, 1996

 Max Califar (45)
   Vice President - Human
     Resources                                December, 1992

 Steven L. Meyer (40)
   Treasurer                                  December, 1992

 Stephen J. Plunkett (50)
   Controller                                 May, 1991

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
        ------------------------------------------------------------------------

       All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

     Aggregate dividends paid on the common stock were $214.2 million and $104.6 million during 1998 and 1997, respectively. Dividends were paid on a monthly basis.

        IPL's Board of Directors declared dividends on common stock of $12.5 million on November 24, 1998, and $13.0 million on February 23, 1999, payable January 15, 1999 and April 15, 1999, respectively.

Dividend Restrictions
---------------------

       So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1998, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

(In Thousands)                                  1998             1997             1996             1995              1994
---------------------------------------    --------------   -------------    -------------    -------------    --------------

Total operating revenues (1)               $     821,256    $     776,427    $     762,503    $     709,206    $      686,076
Operating income                                 179,511          167,315          163,219          147,588           143,310
Allowance for funds used
  during construction                              2,300            4,407            9,321           11,370             9,381
Income before cumulative effect
  of accounting change (1)                       149,147          133,402          122,588          106,273           103,823
Cumulative effect of accounting change (1)             -           18,347                -                -                 -
Net income                                       149,147          151,749          122,588          106,273           103,823
Preferred dividend requirements                    3,119            2,760            3,182            3,182             3,182
Income applicable to
  common stock                                   146,028          148,989          119,406          103,091           100,641
Utility plant - net                            1,748,460        1,766,383        1,787,969        1,792,007         1,711,772
Total assets                                   2,023,066        2,049,772        2,052,400        2,108,816         2,000,380
Construction expenditures                         79,458           73,130           78,543          166,874           178,295
Common shareholder's equity                      767,926          835,492          782,249          747,129           725,762
Nonredeemable cumulative
  preferred stock                                 59,135            9,135           51,898           51,898            51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                             627,893          627,840          627,791          669,000           654,121


    See financial statements.

(1) In 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Financial Statements).



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
           OF OPERATIONS (INCLUDING ITEM 7A)
           ---------------------------------

       IPL  has  two  business  segments  (electric  and  "all  other").   Steam
operations are in the "all other" category (See the Notes to Financial Statements).

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

       IPL's ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; IPL's failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on IPL's customers, vendors and others with whom it does business. See "Year 2000" under the section titled "Other," for information about IPL's efforts.

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

Voluntary Early Retirement and Separation Program
-------------------------------------------------

        During 1998, IPL offered a voluntary early retirement and separation program for certain individuals. Those eligible to participate in the program were selected by virtue of their positions or job classifications and because of the impact of efficiency improvements from new technologies. IPL provided 42 employees, who accepted the offer, a lump sum payment in the aggregate amount of $2.2 million.

Demand Side Management (DSM) Agreement
--------------------------------------

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

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual jurisdictional operating income of IPL's electric business is subject to review. IPL's steam business is subject to annual fuel adjustment clause proceedings. Customer refunds could result if actual annual jurisdictional operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 1999.

Elect Plan
----------

       During 1998, the IURC approved a plan that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. Under the plan, eligible IPL customers may enter into written contracts for:

      Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for up to three years.

      Green Power - Purchase environmentally friendly or "green" power.

       Additionally, residential customers may choose a "Sure Bill" option, paying the same bill each month for 12 months, regardless of how much electricity is used. Customers not choosing one of these options continue to receive electric service under existing tariffs. (See Item 1, BUSINESS, under the subheading "Retail Ratemaking.")


                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows:

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

       IPL requested and was initially denied a waiver from compliance with orders 888 and 889. On October 11, 1996, IPL was granted a stay by FERC, pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others. To date, FERC has not acted on IPL's request for rehearing.

Retail Energy Market
--------------------

       The legislatures of a few states have enacted, and many other states are considering, new laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before full competition is fully effective. Additionally, a few states have implemented pilot programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted I.C. 8-1-2.5, which enables the IURC to consider and approve, on an individual utility basis, utility -initiated proposals that the IURC decline to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. The IPL Elect Plan was approved by the IURC under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but failed to pass. Another comprehensive restructuring bill, Senate Bill 648, has been submitted in 1999.

IPL's Position on Industry Deregulation
---------------------------------------

       In general, the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with IPL beliefs. IPL favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. IPL believes that customers, particularly residential and small businesses, are best served by the creation of large, diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. IPL advocates a single, nondistance-based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition. Absent a comprehensive national approach, IPL believes state policy makers must recognize and make allowances for the distorted markets that will inevitably be created by state-by-state approaches. IPL does not support Senate Bill 648.

       There can be no assurance as to the outcome of the debate on electric utility industry restructuring. IPL intends to remain competitive in the face of increasing competition through maintaining its low cost structure and continuing to serve existing customers well, while accessing the wholesale market as it continues to open.

New Environmental Standards
---------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. On October 27, 1998, the EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on emission of nitrogen oxides from fossil-fuel fired steam electric generators, such as those operated by IPL. Because power plants emit nitrogen oxides, as well as certain air pollutants that could contribute to the formation of fine particulate matter, there is a possibility that existing IPL sources will be required to be retrofitted with additional air pollution controls in the future. Numerous entities, including eight states, IPL and scores of other electric utilities, have challenged EPA's 1998 rule on nitrogen oxides in the United States Court of Appeals. Due to these uncertainties, it is not presently possible to predict the effects of these standards on IPL.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1998, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       IPL has no long-term debt that matures during 1999. However, other existing higher-rate debt may be refinanced depending upon market conditions.

       On January 13, 1998, IPL issued $50 million of Cumulative Preferred Stock with a rate of 5.65%. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

       During the next five years, IPL is forecasted to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program. See the following section for discussion of the construction program.

                               Future Performance
                               ------------------

       Traditionally, retail KWH sales, after adjustments for weather variations, have grown in close correlation with growth in service territory economic activity. During the past 10 years, IPL's retail KWH sales have grown at a compound annual rate of 2.1%, while the Indianapolis economy grew at an annual rate of 2.3%. The Indianapolis economy is expected to grow at an annual rate of 2.4% for 1999 through 2003.

       IPL's wholesale KWH sales doubled in 1998 over the level achieved in 1997. As IPL's retail sales grow the amount of generating capacity available for wholesale sales is more limited. Moreover, IPL plans to perform overhaul maintenance on more megawatts of generating capacity in 1999 than in 1998 which further reduces the amount of generating capacity available for wholesale sales. The ability to sell power in the highly competitive wholesale market is also highly dependent on market conditions. IPL is unable to predict with any degree of certainty the level of wholesale sales that may be achieved in 1999.

       Operating and maintenance expenses were $423.3 million in 1998. These expenses in 1999 will be influenced by the level of KWH generation, generating unit availability and overhaul costs, expected increased purchased power costs (see Note 13 in the Notes to Financial Statements), cost control programs and inflation.

       IPL's construction program for the three-year period 1999-2001 is estimated to cost $259.5 million including AFUDC. The estimated cost of the program by year (in millions) is $96.2 in 1999, $95.6 in 2000 and $67.7 in 2001. It includes $147.8 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. The construction program includes $26.5 million for construction of a 100-megawatt combustion turbine expected to be in service by 2001.

                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period whether billed or not. Previously, IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of income taxes, was a one-time income increase of $18.3 million and was reported as a separate component of net income for 1997. This accounting change does not impact IPL's cash flow or liquidity (see Note 3 of the Notes to Financial Statements for additional information concerning this accounting change).

Preferred Stock, Debt Issuance and Dividend Restrictions
--------------------------------------------------------

       Restrictions on IPL's ability to issue certain securities or pay cash dividends are contained in its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The Articles require that the net income of IPL, as specified therein, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The Mortgage requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1998, the ratios under the Articles and the Mortgage are 5.09 and 11.62, respectively (see Note 6 in the Notes to Consolidated Financial Statements). IPL believes these requirements will not restrict any anticipated future financings or cash dividend payments. At December 31, 1998, and considering all existing restrictions, IPL had the capacity to issue approximately $1.1 billion of additional long-term debt.


Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which IPL is exposed is related to interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. IPL had $478.8 million of fixed rate and $150 million of variable rate long-term debt outstanding at December 31, 1998. The weighted average interest rates of IPL's fixed rate and variable rate long-term debt were 6.7% and 4.0%, respectively, at December 31, 1998. There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to December 31, 1998. The fair values of the fixed rate and variable rate long-term debt were $517.0 million and $150.0 million at December 31, 1998.

       To manage IPL's exposure to fluctuations in interest rates and to lower funding costs, IPL has entered into an interest rate swap. Under this swap, IPL agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the statements of income as a component of interest expense. At December 31, 1998, IPL's interest rate swap agreement had a notional amount of $40 million, and it expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate.

Year 2000
---------

       IPL is potentially subject to operational problems associated with the inability of various computer hardware, software and devices containing embedded chips to properly process the year change from 1999 to 2000. Such problems could conceivably affect IPL's ability to deliver electricity or steam to its customers, as well as IPL's internal operations such as billing or payroll functions. Further, Year 2000 problems experienced by other entities, over which IPL has no control, such as certain suppliers or other electric utilities with which IPL is interconnected, could adversely affect IPL's operations.

       In 1997, IPL established a Year 2000 Committee. IPL currently manages the Year 2000 project through two employee committees, the Compliance Testing
Committee and the Contingency Planning Committee, each headed by corporate officers. Each of those committees reports to a Year 2000 Steering Committee composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman.

       The IURC has ordered all Indiana public utilities, including IPL, to "use their best efforts to identify their mission critical operations and conduct an inventory of all electronic devices that may be affected by date processing logic, assess the status of these devices, take steps to correct problems in the devices and test the devices to determine compliance" in order to be "Year 2000 ready."

       The Compliance Testing Committee is engaged in inventorying, reviewing, analyzing, correcting and testing computer-related systems and embedded chip devices. The Contingency Planning Committee is in the process of assessing various operating scenarios associated with potential Year 2000 problems and formulating plans by which to operate IPL in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning Committee are concentrating first on systems critical to the continuity of IPL's business. Non-critical systems have lower priorities.

       IPL is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council system readiness assessments.

       IPL's Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes efforts, such as assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.

State of Readiness

A. Identification and Assessment

       The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort involves making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, IPL-developed software, and various devices containing embedded chips. The Committee is also in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems being reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.

       The Compliance Testing Committee continues to assess computer systems and embedded chip devices related to IPL's:

      Electricity generating stations and plants producing steam;
      Energy management systems;
      Substation controls, system protection, and transmission and distribution systems;
      Telecommunications systems; and
      Business information systems.

       IPL  has  essentially   completed  the   identification,   inventory  and
assessment phases for critical systems.

B. Remediation and Testing

       The Compliance Testing Committee is coordinating, modifying or replacing legacy systems which may not be Year 2000 compliant. IPL is in the process of replacing most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it will coincidentally result in replacement of non-compliant software.

       The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. IPL may employ one or more of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases IPL must rely on the service providers' verifications.

       IPL  has   inquired   of  its   suppliers   and   vendors  of   software,
computer-related equipment, devices and services about Year 2000 compliance. Some provided the required information and/or assurances and some did not.

       IPL's operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply IPL with mission-critical services. Similarly, Year 2000 failures of other utilities with which IPL is interconnected could adversely affect IPL's ability to deliver services to its customers.

       IPL currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 65% complete.

Costs to Address IPL's Year 2000 Issues

       Not including the cost of replacing IPL's business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, IPL currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4 million, which IPL believes is not material to its results of operations, liquidity and financial condition. Of that figure, IPL has currently expended approximately $1.2 million. A substantial proportion of the costs of remediation are associated with functional areas of IPL other than Information Services. IPL currently estimates that its costs of contingency planning efforts may be approximately $1.5 million.

Risks of IPL's Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exist, potentially involving IPL's internal functions (such as billing), as well as its steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of steam and electric service lasting for a significant period of time. Further, since IPL does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if IPL experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. IPL currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some particularly bleak, yet conceivable, Year 2000 failure scenarios could be material to IPL's results of operations.

       There are both external and internal risks associated with Year 2000 that could affect IPL's steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators,  increased  risk of  transmission  facility  trips,  loss of  energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on IPL's operations.

       External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying effects on IPL.

       Particularly with respect to responding to contingencies that might occur, unavailability of skilled labor could exacerbate Year 2000 problems. The current collective bargaining agreement between IPL and the International Brotherhood of Electrical Workers, the union representing IPL's production, distribution, construction and maintenance employees, expires on December 13, 1999. That union rejected a proposed one-year extension of the collective bargaining agreement that was proposed by management so that negotiations would not occur near the end of calendar year 1999.

       IPL's insurance policies, including policies for liability and property damage, currently expire, are up for renewal or have anniversary dates during 1999. IPL currently expects that, in line with a general trend in the insurance industry, insurance policies purchased or renewed during 1999 may exclude coverage of Year 2000 events or certain elements of damage potentially flowing therefrom.

       In light of the many adverse circumstances that could happen to IPL associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, IPL currently believes the most reasonably likely worst case scenario would be the temporary loss of one or more generation units resulting in interruptions of power to IPL customers. IPL does not believe that the worst case scenario will occur and, should it occur, IPL believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on IPL's results of operations, liquidity and financial condition.

IPL's Contingency Plans

       The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various system or device failures and preparing plans by which to operate IPL in the event those failures occur. IPL's contingency planning efforts are not yet complete, but are underway within the scope of an overall outline. IPL's contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of IPL's operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

       The planning phase attempts to identify and evaluate potential impacts on business operations, life, property, and the environment; develop emergency plans including establishing procedures for mitigation of failures and evaluate contingency planning being done on systems that interface with IPL's systems; identify dates of action for various contingencies; establish responsibility and authority for various response efforts; and establish and perform a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

       Contingency planning may include consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration may be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. IPL's existing disaster recovery plans may form bases for some Year 2000 contingency plans.

       In the testing phase, various drills may be conducted to test the plan's effectiveness. Modifications may be made where testing indicates a need. In the execution phase, IPL will operate its contingency plans in response to events actually occurring.

       After Year 2000 events, if any, IPL will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

Cash Flows
----------

       Additional information regarding IPL's historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL, is disclosed in the Statements of Cash Flows and in the Notes to Financial Statements.

RESULTS OF OPERATIONS

       Income applicable to common stock decreased by $3.0 million in 1998 compared to 1997. Income applicable to common stock increased by $29.6 million in 1997 compared to 1996. The following discussion highlights the factors contributing to these increases.

       The 1998 income applicable to common stock was affected by a pretax gain of $12.5 million ($7.8 million, net of tax) resulting from the liquidation and termination of an agreement to purchase power (see Note 13 in Notes to Financial Statements).

       The 1997 income applicable to common stock included a one-time cumulative effect adjustment of $18.3 million, net of taxes, resulting from IPL's change to the unbilled revenue method of accounting. The 1997 income applicable to common stock also included a $5.7 million gain ($3.5 million, net of tax) from the sale of a retired plant site (see Notes 2 and 3 in the Notes to Financial Statements).

Utility Operating Revenues
--------------------------

     Operating revenues in 1998 and 1997 increased from the prior year by $44.8 million and $13.9 million, respectively. The increases in revenues resulted from the following:

                                                       Increase (Decrease)
                                                       -------------------
                                                1998 over 1997    1997 over 1996
                                                --------------    --------------
                                                     (Millions of Dollars)
Electric:
     Increase in retail basic rates                  $   -           $  12.7
     Change in retail KWH sales - net of fuel           14.5            (7.4)
     Fuel revenue                                        3.5            (4.7)
     Wholesale revenue                                  28.0             8.6
     DSM tracker revenue                                 1.3             1.3
Steam revenue                                           (2.9)             .6
Other revenue                                             .4             2.8
                                                     -------         -------
     Total change in operating revenues              $  44.8         $  13.9
                                                     =======         =======

       The increase in retail KWH sales in 1998 reflects economic growth in Indianapolis and an increase in cooling degree days during the summer partially offset by a decrease in heating degree days during the mild winter of 1998. The increase in retail basic rates in 1997 is the result of new tariffs, effective July 1, 1996, designed to produce additional annual base revenues of $25 million. The decrease in retail KWH sales in 1997 reflects a decrease in cooling and heating degree days in 1997, compared to 1996, due to milder weather. In both years, total KWH sales, including wholesale KWH sales, increased. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                Increase (Decrease)
                                                -------------------
                                       1998 over 1997          1997 over 1996
                                       --------------          --------------

 Electric Residential Customers        5,257      1.4%        4,657      1.3%
 Commercial & Industrial Customers     1,169      2.6%        1,048      2.4%

 Heating Degree Days                  (1,261)   (22.2)%       (203)     (3.4)%
 Cooling Degree Days                     381     43.8%        (121)    (12.2)%


       The changes in fuel revenues in 1998 and 1997 from the prior year reflect differences in fuel costs billed to customers. Wholesale sales were $51.1 million, $23.1 million and $14.5 million for 1998, 1997 and 1996, respectively. The increases in wholesale revenues in 1998 and 1997 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. The increases in other revenues represent increased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense increased in 1998 by $16.5 million and only slightly in 1997 from the prior years. The increases were primarily due to increased total KWH sales.

       Other operating expenses in 1998 and 1997 increased from the prior year by $12.3 million and by $6.1 million, respectively. The increase in 1998 was partially due to increased administrative and general expenses of $7.7 million. This increase was due to payments for the voluntary early retirement and separation program as well as increased outside services and increased labor costs. Electric distribution expenses also increased $1.7 million and production expenses increased $1.5 million during 1998. The increase in 1997 was primarily due to increased administrative and general expense of $6.0 million resulting from increased outside services and labor costs. Also contributing to the 1997 increase was increased amortization of DSM program expenses of $2.3 million partially offset by decreased expense at the production plants.

       Power purchased decreased by $.7 million and $10.5 million during 1998 and 1997, respectively, compared to the prior periods. The decrease in 1998 was due to decreased demand charges partially offset by increased purchases of KWH. The 1997 decrease was primarily due to reduced demand charges as a result of a new power purchase contract.

       Purchased steam decreased during 1998 and 1997 primarily due to decreased therms purchased from an independent resource recovery system located within the city of Indianapolis.

       Maintenance expenses decreased by $3.2 million during 1998 and increased by $8.9 million during 1997. The decrease in 1998 was primarily due to decreased overhaul expenses. The increase in 1997 was primarily due to an overhaul of Unit 3 at Petersburg, as well as repairs to Unit 7 at the Stout plant.

       Taxes other than income taxes increased $2.0 million during 1998 while decreasing $.3 million in 1997. The increase in 1998 was due to increased property taxes, gross income taxes and employment taxes. The decrease in 1997 was due to decreased property and gross income taxes.

     Income taxes - net increased in both 1998 and 1997 from the prior years by $6.9 million and $5.1 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction decreased $2.1 million and $2.5 million during 1998 and 1997, respectively. In mid 1997, the amortization of deferred carrying charges on a plant asset ended contributing to the decreases in both 1998 and 1997. Also contributing to the 1997 variance were decreased carrying charges on other regulatory assets of $1.2 million.

       Other-net, which includes the pretax non-operating income from IPL, decreased by $4.7 million during 1998, and increased by $7.0 million during 1997, as compared to the prior years. The decrease in 1998 was primarily related to the non-recurring gain from the sale of a retired plant site in 1997. The increase during 1997 was due to a $5.7 million pretax gain from the sale of the retired plant site. Also contributing to the increase in other-net during 1997 was an increase in net revenues for contract work by IPL.

        During 1998, a gain from the liquidation and termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million before taxes.

Interest Charges
----------------

       Interest on long-term debt decreased by $.4 million in 1998 and by $4.6 million in 1997 from the prior years. The decrease in 1998 was due to the redemption of $11.3 million 5 5/8% Series in May 1997. The decrease in interest expense for 1997 was due to the redemption of $15 million 5 1/8% Series in April 1996, $50 million 9 5/8% Series in December 1996 and $11.3 million 5 5/8% Series in May 1997, partially offset by the issuance of a $20 variable rate note in November 1996.

       Other interest charges decreased by $.6 million during 1998 and $2.4 million during 1997, from the prior years. The decrease in 1998 was due to decreased interest on tax assessments and decreased interest on short-term debt borrowings. The decrease during 1997 was primarily due to decreased short-term debt borrowings.

     As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1997 by $2.4 million due to a decreased construction base for that period.

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

New Accounting Pronouncement
----------------------------

       The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," that IPL will be required to adopt in 2000 (see Note 1 in the Notes to Financial Statements for further discussion).

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ============================


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of IPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the Financial Statements, in 1997 the Company changed its method of accounting for unbilled revenue.


DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 22, 1999

                                          INDIANAPOLIS POWER & LIGHT COMPANY

                                                 Statements of Income
                                 For the Years Ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------

                                                                             1998             1997              1996
------------------------------------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
OPERATING REVENUES (Notes 3 and 10):
  Electric                                                              $    785,835     $     738,134    $     724,764
  Steam                                                                       35,421            38,293           37,739
                                                                        -------------    --------------   --------------
    Total operating revenues                                                 821,256           776,427          762,503
                                                                        -------------    --------------   --------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                     181,036           164,578          164,339
    Other                                                                    155,610           143,311          137,192
  Power purchased                                                              7,170             7,833           18,365
  Purchased steam                                                              5,968             7,075            7,240
  Maintenance                                                                 73,501            76,679           67,768
  Depreciation and amortization                                              103,223           103,230          102,769
  Taxes other than income taxes                                               35,047            33,071           33,363
  Income taxes - net (Note 9)                                                 80,190            73,335           68,248
                                                                        -------------    --------------   --------------
    Total operating expenses                                                 641,745           609,112          599,284
                                                                        -------------    --------------   --------------
OPERATING INCOME                                                             179,511           167,315          163,219
                                                                        -------------    --------------   --------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                          1,389             3,462            5,967
  Other - net                                                                   (158)            4,507           (2,527)
  Gain on termination of agreement (Note 13)                                  12,500                -                -
  Income taxes - net (Note 9)                                                 (4,196)           (1,105)             982
                                                                        -------------    --------------   --------------
    Total other income - net                                                   9,535             6,864            4,422
                                                                        -------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                               189,046           174,179          167,641
                                                                        -------------    --------------   --------------

INTEREST CHARGES:
  Interest on long-term debt                                                  38,395            38,809           43,425
  Other interest                                                                 675             1,243            3,638
  Allowance for borrowed funds used during construction                         (911)             (945)          (3,354)
  Amortization of redemption premiums and expenses on
    debt - net                                                                 1,740             1,670            1,344
                                                                        -------------    --------------   --------------
    Total interest charges                                                    39,899            40,777           45,053
                                                                        -------------    --------------   --------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                      149,147           133,402          122,588
                                                                        -------------    --------------   --------------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                                    -            18,347                -
                                                                        -------------    --------------   --------------

NET INCOME                                                                   149,147           151,749          122,588
                                                                        -------------    --------------   --------------

PREFERRED DIVIDEND REQUIREMENTS                                                3,119             2,760            3,182
                                                                        -------------    --------------   --------------

INCOME APPLICABLE TO COMMON STOCK                                       $    146,028     $     148,989    $     119,406
                                                                        =============    ==============   ==============


See notes to financial statements.

                                         INDIANAPOLIS POWER & LIGHT COMPANY

                                                   Balance Sheets
                                             December 31, 1998 and 1997
---------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            1998                     1997
---------------------------------------------------------------------------------------------------------------------

                                                                                        (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                                         $     2,859,899          $     2,800,446
  Less accumulated depreciation                                                   1,202,356                1,121,317
                                                                            ----------------         ----------------
      Utility plant in service - net                                              1,657,543                1,679,129
  Construction work in progress                                                      80,198                   77,030
  Property held for future use                                                       10,719                   10,224
                                                                            ----------------         ----------------
      Utility plant - net                                                         1,748,460                1,766,383
                                                                            ----------------         ----------------




OTHER PROPERTY -
  At cost, less accumulated depreciation                                              5,790                    5,171
                                                                            ----------------         ----------------




CURRENT ASSETS:
  Cash and cash equivalents                                                           4,250                    4,950
  Accounts receivable and unbilled revenue (less allowance for doubtful
    accounts - 1998, $996,000 and 1997, $1,005,000) (Note 3)                         36,692                   43,053
  Fuel - at average cost                                                             38,968                   35,000
  Materials and supplies - at average cost                                           48,163                   47,648
  Tax refund receivable                                                               7,643                    4,393
  Prepayments and other current assets                                                3,634                    4,093
                                                                            ----------------         ----------------
      Total current assets                                                          139,350                  139,137
                                                                            ----------------         ----------------




DEFERRED DEBITS:
  Regulatory assets (Note 5)                                                        116,801                  126,784
  Miscellaneous                                                                      12,665                   12,297
                                                                            ----------------         ----------------
      Total deferred debits                                                         129,466                  139,081
                                                                            ----------------         ----------------


      TOTAL                                                                 $     2,023,066          $     2,049,772
                                                                            ================         ================


See notes to financial statements.

--------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                              1998                     1997
--------------------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)

CAPITALIZATION (See Notes 6 and 7):
  Common shareholder's equity
    Common stock, no par, authorized - 20,000,000 shares,
     issued and outstanding - 17,206,630 shares in 1998,
      17,206,630 shares in 1997                                       $       324,537          $      324,537
    Premium and net gain on preferred stock                                     2,642                   2,329
    Retained earnings                                                         440,747                 508,626
                                                                      ----------------         ---------------
      Total common shareholder's equity                                       767,926                 835,492
  Cumulative preferred stock                                                   59,135                   9,135
  Long-term debt (Note 2)                                                     627,893                 627,840
                                                                      ----------------         ---------------
        Total capitalization                                                1,454,954               1,472,467
                                                                      ----------------         ---------------


CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                          19,200                  23,700
  Accounts payable and accrued expenses                                        64,461                  63,970
  Dividends payable                                                            13,158                  13,290
  Taxes accrued                                                                18,283                  18,674
  Interest accrued                                                             13,326                  13,258
  Other current liabilities                                                    13,731                  12,556
                                                                      ----------------         ---------------
      Total current liabilities                                               142,159                 145,448
                                                                      ----------------         ---------------


DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                        328,417                 325,386
  Unamortized investment tax credit                                            41,993                  44,783
  Accrued postretirement benefits (Note 11)                                    10,768                  17,144
  Accrued pension benefits (Note 11)                                           39,953                  39,821
  Miscellaneous                                                                 4,822                   4,723
                                                                      ----------------         ---------------
      Total deferred credits and other long-term liabilities                  425,953                 431,857
                                                                      ----------------         ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

      TOTAL                                                           $     2,023,066          $    2,049,772
                                                                      ================         ===============

See notes to financial statements.

                                          INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Cash Flows
                                 For the Years Ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------

                                                                               1998             1997            1996
------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                              $    149,147    $     151,749    $    122,588
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              100,829           98,908          97,313
    Amortization of regulatory assets                                           11,507           15,405          17,680
    Deferred income taxes and investment tax credit adjustments - net           (2,483)          12,669           3,195
    Allowance for funds used during construction                                (2,300)          (4,407)         (9,321)
    Cumulative effect of accounting change - before taxes (Note 3)                   -          (29,915)              -
    Premiums on redemptions of debt                                                  -                -          (3,128)
    Change in certain assets and liabilities:
     Accounts receivable - excluding cumulative effect
         of accounting change                                                    6,361           (5,246)         49,260
      Fuel, materials and supplies                                              (4,483)            (500)          4,293
      Accounts payable                                                             491            7,433         (16,516)
      Taxes accrued                                                               (391)            (947)            598
      Accrued pension benefits                                                     132            2,538           5,449
      Other - net                                                               (9,338)          (6,200)        (17,177)
                                                                          -------------   --------------   -------------
Net cash provided by operating activities                                      249,472          241,487         254,234
                                                                          -------------   --------------   -------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (79,458)         (73,130)        (78,543)
  Other                                                                          1,637           (1,528)        (13,488)
                                                                          -------------   --------------   -------------
Net cash used in investing activities                                          (77,821)         (74,658)        (92,031)
                                                                          -------------   --------------   -------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                         -                -          20,000
  Issuance of preferred stock (Note 6)                                          50,000                -               -
  Retirement of long-term debt                                                       -          (11,250)        (65,150)
  Preferred stock redemptions (Note 6)                                               -          (41,814)              -
  Short-term debt - net                                                         (4,500)         (10,300)        (31,022)
  Dividends paid                                                              (217,362)        (107,384)        (86,811)
  Other                                                                           (489)              29            (365)
                                                                          -------------   --------------   -------------
Net cash used in financing activities                                         (172,351)        (170,719)       (163,348)
                                                                          -------------   --------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (700)          (3,890)         (1,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   4,950            8,840           9,985
                                                                          -------------   --------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $      4,250    $       4,950    $      8,840
                                                                          =============   ==============   =============


------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest (net of amount capitalized)                                  $     38,644    $      39,837    $     45,339
                                                                          =============   ==============   =============
    Income taxes                                                          $     90,467    $      75,621    $     67,979
                                                                          =============   ==============   =============

See notes to financial statements.


                                              INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Retained Earnings
                                     For the Years Ended December 31, 1998, 1997 and 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)


RETAINED EARNINGS AT BEGINNING OF YEAR                                     $     508,626       $    456,349       $    421,229
NET INCOME                                                                       149,147            151,749            122,588
                                                                              -----------        -----------        -----------
    Total                                                                        657,773            608,098            543,817

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Note 6)                                             3,119              2,760              3,182
    Common stock                                                                 213,417             96,712             84,286
    Capital stock expense                                                            490                -                  -
                                                                           --------------      -------------      -------------
    Total                                                                        217,026             99,472             87,468
                                                                           --------------      -------------      -------------

RETAINED EARNINGS AT END OF YEAR                                           $     440,747       $    508,626       $    456,349
                                                                           ==============      =============      =============

See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ==================================

                          Notes to Financial Statements
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       All the outstanding  common stock of  Indianapolis  Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1998 and 1997, IPL had a receivable, which is due on demand, for advances made to IPALCO.

     Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area.

       Concentrations of Risk: Substantially all of IPL's business activity is with customers located within the Indianapolis area. In addition, approximately 67% of IPL's employees are covered by collective bargaining agreements. In December 1999, the contract of approximately 75% of those employees covered by collective bargaining agreements will expire.

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

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

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

       Effective July 1, 1996, IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1998, IPL's rolling annual jurisdictional electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1998, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $65.4 million, of which $
14.7 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results. As a consequence, IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

       Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

       Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs. During 1998, IPL's annual jurisdictional steam operating income was less than the authorized annual operating income at the January 31, 1998, measurement date.

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.7%, 9.1% and 7.3% during 1998, 1997 and 1996, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1998 and 1997 and 3.4% during 1996. Depreciation expense for 1997 and 1996 include adjustments to spare parts inventory of $0.6 million and $4.5 million, respectively, resulting from recognition of the impairment in value of excess spare parts.

     Sale of Accounts Receivable: IPL has sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1998, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders.
Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax related amounts are paid .

       In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement (see Note 10), IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

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

       Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

       IPL participates in a tax sharing agreement with the consolidated IPALCO group which allocates taxes as if each company had filed a return on a stand-alone basis.

       Cash and Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

     Employee Benefit Plans: Substantially all employees of IPL are covered by a defined benefit pension plan, a defined contribution plan and a group benefits plan.

       The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as the Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

       The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. Each employee's contribution is matched in amounts up to, but not exceeding, 4% of the employee's annual base compensation. IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.4 million, $3.3 million and $3.4 million in 1998, 1997 and 1996, respectively.

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

       New Accounting Pronouncements: In 1998, IPL adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. The adoption of SFAS 130 had no impact on IPL's financial position or results of operations.

       In 1998, IPL adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with the terms of SFAS 131, IPL has two business segments (electric and "all other"). Adoption of this standard had no impact on IPL's financial position, results of operations or cash flows. Steam operations of IPL are in the "all other" segment. Pretax operating income for the electric segment was $255.4 million, $233.0 million and $224.8 million and for the "all other" segment was $4.3 million, $7.7 million and $6.7 million in 1998, 1997 and 1996, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME.

       SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

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

     Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  UTILITY PLANT IN SERVICE

       The original cost of utility plant in service at December 31, segregated by functional classifications, follows:
                                                   1998               1997
-----------------------------------------------------------------------------
                                                       (In Thousands)

Production.................................     $1,716,786         $1,687,190
Transmission...............................        238,453            237,547
Distribution...............................        761,296            743,251
General  ..................................        143,364            132,458
                                               -----------       ------------
         Total utility plant in service....     $2,859,899         $2,800,446
                                                ==========         ==========

       Included above is steam plant in service of $107.4 million and $103.2 million for 1998 and 1997, respectively. Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its C.C. Perry W plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included under the caption OTHER INCOME AND (DEDUCTIONS), "Other - net".

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

     If this method had been applied retroactively, net income would have been $120.4 million for the year ended December 31, 1996.

4.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of financial instruments has been determined by IPL using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

       Cash and Cash Equivalents and Notes Payable: The carrying amount approximates fair value due to the short maturity of these instruments.

       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the interest rate swap agreement has been estimated at $(5.7) million and $(3.3) million, which represents the amount that IPL would have to pay to enter into an equivalent agreement at December 31, 1998, and 1997, respectively, with a swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1998, and 1997, the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                                      1998              1997
      ------------------------------------------------------------------------
                                                          (In Thousands)

        Carrying amount                             $627,893          $627,840
        Approximate fair value                       667,035           651,620


5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31 are as follows:

                                                                     1998               1997
----------------------------------------------------------------------------------------------
                                                                        (In Thousands)

Related to deferred taxes (Note 1)                                $  46,823           $  44,099
Postretirement benefit costs in excess of cash payments
   and amounts capitalized (Note 11)                                 10,720              17,152
Unamortized reacquisition premium on debt (Note 1)                   22,301              23,751
Unamortized Petersburg Unit 4 carrying charges
     and certain other costs (Note 1)                                29,174              30,228
Demand side management costs (Note 10)                                7,783              10,308
Other                                                                     -               1,246
                                                                  ---------           ---------
      Total regulatory assets                                     $ 116,801           $ 126,784
                                                                  =========           =========

6.  CAPITAL STOCK

       Common Stock: There were no changes in IPL common stock during 1998, 1997 and 1996.

       Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on the Common Stock unless dividends on all outstanding shares of its preferred stock have been paid or declared and set apart for payment. All of the retained earnings at December 31, 1998, were free of such restrictions.

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

       During 1997, IPALCO purchased 252,675 shares of IPL's $100 par value Cumulative Preferred Stock pursuant to the terms of a tender offer. All tendered shares subsequently were purchased from IPALCO by IPL at cost and canceled. Also during 1997, IPL authorized the redemption of an additional 174,957 shares of its $100 par value Cumulative Preferred Stock.

       On January 13, 1998, IPL issued the 5.65% Preferred Series which is redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

At December 31, preferred stock consisted of the following:


                                       December 31, 1998
                                       -----------------         December 31
                                       Shares      Call          -----------
                                     Outstanding   Price        1998      1997
                                     -----------  -------      ------    ------
                                                                (In Thousands)
Cumulative $100 Par Value,
     authorized 2,000,000 shares


4% Series.............................  47,611   $118.00       $4,761     $4,761
4.2% Series...........................  19,331    103.00        1,933      1,933
4.6% Series...........................   2,481    103.00          248        248
4.8% Series...........................  21,930    101.00        2,193      2,193
5.65% Series.......................... 500,000         -       50,000         -
                                       -------                -------     ------

Total cumulative preferred stock       591,353                $59,135     $9,135
                                       =======                =======     ======


       During 1998, 1997 and 1996, preferred stock dividends were $3.1 million, $2.8 million and $3.2 million, respectively.

7.  LONG-TERM DEBT

       Long-term debt consists of the following:
                                                           December 31,
                                                          ------------
                                                        1998           1997
                                                        ----           ----
           Series                  Due                     (In Thousands)
           ------                  ---
     First Mortgage Bonds:
         6.05%             February 2004..........   $ 80,000        $ 80,000
         8%                October 2006...........     58,800          58,800
         7 3/8%            August 2007............     80,000          80,000
         6.10% *           January 2016...........     41,850          41,850
         5.40% *           August 2017............     24,650          24,650
         7.45%             August 2019............     23,500          23,500
         5.50% *           October 2023...........     30,000          30,000
         7.05%             February 2024..........    100,000         100,000
         6 5/8% *          December 2024..........     40,000          40,000
     Unamortized discount - net...................       (907)           (960)
                                                     --------        --------
         Total first mortgage bonds...............    477,893         477,840

     IPL Variable Series Notes *
         1991              August 2021............     40,000          40,000
         1994A             December 2024..........     20,000          20,000
         1995B             January 2023...........     40,000          40,000
         1995C             December 2029..........     30,000          30,000
         1996              November 2029..........     20,000          20,000
                                                     --------        --------
         Total long-term debt ....................   $627,893        $627,840
                                                     ========        ========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.



       The Series 1991 note provides for an interest rate that varies with the tax-exempt commercial paper rate. The 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements, which were unused at December 31, 1998.

       The year-end interest rates for the variable rate notes are as follows:

                                      Interest Rate at
                                         December 31
                                    1998              1997
 ----------------------------------------------------------

 Series 1991                        3.48%             3.78%
 Series 1994A                       3.56%             3.75%
 Series 1995B                       5.21%             5.21%
 Series 1995C                       3.54%             3.75%
 Series 1996                        3.54%             3.75%

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

       There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to December 31, 1998.

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $75 million at December 31, 1998, to provide loans for interim financing that require the payment of commitment fees. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from February 1, 1999, to December 31, 1999. No lines of credit were required to support commercial paper at December 31, 1998. IPL has a Liquidity facility in the amount of $150 million to support certain floating-rate tax-exempt facilities (see Note 7).

     The weighted average interest rate on notes payable and commercial paper outstanding was 6.13% and 6.69% at December 31, 1998, and 1997, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:

                                                                         1998           1997           1996
-----------------------------------------------------------------------------------------------------------
Operating Expenses:                                                                (In Thousands)
  Current income taxes:
    Federal.....................................................         $72,094        $64,553        $56,676
    State.......................................................          10,585          9,474          8,378
                                                                        --------       --------       --------
      Total current taxes.......................................          82,679         74,027         65,054
                                                                        --------       --------       --------

    Deferred federal income taxes...............................            (414)         1,444          6,507
    Deferred state income taxes.................................             715            803           (398)
                                                                        --------       --------       --------
      Total deferred  income taxes..............................             301          2,247          6,109
                                                                        --------       --------       --------

  Net amortization of investment credit.........................          (2,790)        (2,939)        (2,915)
                                                                        --------       --------       --------
      Total charge to operating expenses........................          80,190         73,335         68,248
  Net debit/ (credit) to other income and deductions............           4,196          1,105           (982)
                                                                        --------       --------       --------
                                                                          84,386         74,440         67,266
  Cumulative effect of change in accounting principle...........               -         11,209              -
                                                                        --------       --------       --------
      Total federal and state income tax provisions.............         $84,386        $85,649        $67,266
                                                                        ========       ========       ========

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                 1998         1997       1996
-------------------------------------------------------------------------------
Federal statutory tax rate....................   35.0%        35.0%        35.0%
Effect of state income taxes..................   (1.8)        (1.7)        (1.5)
Amortization of investment tax credits........   (1.2)        (1.2)        (1.5)
Other - net...................................   (1.0)        (0.9)        (0.7)
                                                -----        -----        -----
  Effective tax rate..........................   31.0%        31.2%        31.3%
                                                 ====         ====         ====

       The significant items comprising IPL's net deferred tax liability recognized in the balance sheets as of December 31, 1998, and 1997, are as follows:

                                                      1998                1997
------------------------------------------------------------------------------
                                                            (In Thousands)
Deferred tax liabilities:
     Relating to utility property.................    $412,922         $405,164
     Other........................................      15,113           15,546
                                                      --------         --------
         Total deferred tax liabilities...........     428,035          420,710
                                                      --------         --------
Deferred tax assets:
     Relating to utility property.................      44,444           40,731
     Investment tax credit........................      25,547           27,251
     Employee Benefit Plans.......................      24,259           22,019
     Other........................................       5,260            5,143
                                                      --------         --------
         Total deferred tax assets................      99,510           95,144
                                                      --------         --------
Net deferred tax liability........................     328,525          325,566
     Current deferred tax liability...............         108              180
                                                      --------         --------
Deferred income taxes - net.......................    $328,417         $325,386
                                                      ========         ========

10.  RATE MATTERS

       Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding. As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps designed to provide increased annual revenues of $35 million and $25 million during 1995 and 1996, respectively. Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets. Additionally, IPL's existing depreciation rates were reapproved.

       Under terms of the Settlement Agreement, IPL agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

       Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. The final increase associated with this order took effect on January 13, 1998, and authorized IPL to increase rates by an estimated cumulative amount of $9.9 million in additional annual operating revenues.

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

       Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand, an opportunity to choose optional service or payment plans. This includes a green power option, a fixed rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                             Pension Benefits                     Other Benefits
                                                         ------------------------            -----------------------
(In Thousands)                                             1998           1997                 1998           1997
                                                           ----           ----                 ----           ----
Change in Benefit Obligation
Benefit obligation at beginning year                     $254,540        $229,936            $135,982       $146,049
Service cost                                                5,535           5,708               3,503          3,942
Interest cost                                              18,021          16,873               9,932         11,088
Actuarial (gain) loss                                      12,740           7,436               5,155        (20,811)
Amendments                                                 (1,408)          6,083                   -              -
Benefits paid                                             (12,790)        (11,496)             (5,677)        (4,286)
                                                         --------        ---------           --------       --------
Benefit obligation at end of year                         276,638         254,540             148,895        135,982
                                                         --------        ---------           --------       --------

Change in plan assets
Fair value of plan assets
   at beginning of year                                   262,126         235,250              68,006         49,274
Actual return on plan assets                               37,179          37,813              11,232           (314)
Employer contribution                                       4,254             559              19,036         23,332
Benefits paid                                             (12,789)        (11,496)             (5,677)        (4,286)
                                                         ---------       ---------           ---------      --------
Fair value of plan assets at end of year                  290,770         262,126              92,597         68,006
                                                         ---------       ---------           ---------      --------

Funded status                                              14,132           7,586             (56,298)       (67,976)

Unrecognized net gain                                     (55,065)        (47,250)            (39,776)       (40,568)
Unrecognized prior service cost                            15,871          13,056                   -              -
Unrecognized net transition (asset) obligation             (9,755)        (11,169)             85,306         91,400
Adjustment to recognize minimum liability                  (5,136)         (2,044)                  -              -
                                                         ---------       ---------           ---------      ---------
Accrued benefit cost                                     $(39,953)       $(39,821)           $(10,768)      $(17,144)
                                                         =========       =========           =========      =========

Weighted-average assumptions as of
   December 31
Discount rate                                               7.00%           7.25%               7.00%          7.25%
Expected return on plan assets                              9.00%           8.00%               8.00%          8.00%
Rate of compensation increase                               5.10%           5.10%               5.10%          5.10%


        For measurement purposes, a 7.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The year in which the ultimate health care cost trend rate of 4.5% will be achieved is assumed to be 2003.


                                                          Pension Benefits                        Other Benefits
                                                  ---------------------------------      ---------------------------------
(In Thousands)                                      1998         1997         1996          1998        1997        1996
                                                    ----         ----         ----          ----        ----        ----
Components of net periodic benefit cost
Service cost                                      $ 10,617     $  6,584    $  6,482      $  3,503    $  3,942     $  3,891
Interest cost                                       18,021       16,873      16,335         9,932      11,088       10,450
Expected return on plan assets                     (20,426)     (18,344)    (17,206)       (5,223)     (3,734)      (2,177)
Amortization of transition (asset) obligation       (1,414)      (1,414)     (1,414)        6,093       6,093        6,093
Amortization of prior service cost                   1,124        1,159       1,641             -           -            -
Recognized actuarial gain                           (1,545)        (910)       (570)       (1,646)       (548)        (403)
                                                  --------     --------    --------      --------    --------     --------
Periodic benefit cost                                6,377        3,948       5,268        12,659      16,841       17,854
  Less: amounts to other parties                        65           60         121             -           -            -
                                                  --------     --------    --------      --------    --------     --------
Net periodic benefit cost                            6,312        3,888       5,147        12,659      16,841       17,854
  Less: amounts capitalized                            339          621       1,061         1,924       2,930        3,511
                                                  --------     --------    --------      --------    --------     --------
Amount charged to expense                         $  5,973     $  3,267    $  4,086      $ 10,735    $ 13,911     $ 14,343
                                                  ========     ========    ========      ========    ========     ========

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                               One-Percentage-  One Percentage-
(In Thousands)                                  Point Increase   Point Decrease
                                                --------------   --------------
Effect on total of service and interest cost
   components                                       $  1,762       $  (1,762)
Effect on postretirement benefit obligation           16,435         (16,435)

12.  COMMITMENTS AND CONTINGENCIES

       In 1999, IPL anticipates the cost of its construction program to be approximately $96.2 million.

       IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the financial statements.

       With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and continues to believe that IPL is in compliance with its various permits.

13.  GAIN ON TERMINATION OF AGREEMENT

       During September 1998, a pretax gain of $12.5 million ($7.8 million after-tax) resulted from the liquidation and termination of an agreement to purchase up to 150 megawatts of power during the summer months through the year 2000. IPL plans to replace this supply resource and is considering several alternatives.

14.  QUARTERLY RESULTS (UNAUDITED)

       Operating results for the years ended December 31, 1998, and 1997, by quarter, are as follows (in thousands):

                                                                             1998
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Operating revenues.........................      $ 190,321        $ 206,706         $ 222,028        $ 202,201
Operating income...........................      $  40,142        $  49,198         $  51,665        $  38,506
Net income.................................      $  30,205        $  39,815         $  50,147        $  28,980

                                                                             1997
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Operating revenues.........................      $ 195,299        $ 183,777         $ 203,872        $ 193,479
Operating income...........................      $  44,534        $  39,092         $  48,820        $  34,869
Income   before cumulative effect
   of accounting change....................      $  34,766        $  30,130         $  39,507        $  28,999
Cumulative effect of
   accounting change.......................      $  18,347                -                 -                -
Net income.................................      $  53,113        $  30,130         $  39,507        $  28,999


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

              None.


                                    PART III
                                    --------

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Information Statement of Indianapolis Power & Light Company dated March 15, 1999 (the registrant's Information Statement), under "Proposal 1-Election of 15 Directors" at pages 3-5 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at page I-7 of this Form 10-K under "Executive Officers of the Registrant at February 23, 1999."

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Information Statement under "Compensation of Executive Officers" at page 13,"Compensation of Directors" at
                  pages 7-8,"Compensation  Committee   Interlocks  and  Insider
                  Participation" at page 7, "Pensions Plans" at pages 18-19, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 19-20,is incorporated herein by reference.

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

                  Information  relating  to certain  relationships  and  related
                  transactions,   set  forth  in  the  registrant's  Information
                  Statement under "Certain Business Relationships" at page 8, is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                   (a)   The  Financial  Statements  under  this  Item 14 (a) 1
                      filed in this Form 10-K are those of Indianapolis Power & Light Company.

                         1.  Financial Statements
                             --------------------

                                Included in Part II of this report:

                                   Independent Auditors' Report

                                   Statements of Income for the Years Ended
                                     December 31, 1998, 1997 and 1996

                                   Balance Sheets, December 31, 1998 and 1997

                                   Statements of Cash Flows for the Years
                                     Ended December 31, 1998, 1997 and 1996

                                   Statements of Retained Earnings for the Years
                                     Ended December 31, 1998, 1997 and 1996

                                   Notes to Financial Statements

                         2.  Exhibits
                             --------

                                   The Exhibit  Index  beginning on page IV-5 of
                            this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

                         3.  Financial Statement Schedules
                             -----------------------------

                                    None

                   (b)   Reports on Form 8-K
                         -------------------

                            None


                       INDIANAPOLIS POWER & LIGHT COMPANY          EXHIBIT 12.1

                       Ratio of Earnings to Fixed Charges


                                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                     1998                1997                 1996
                                                 --------------      --------------       -------------
                                                                 (Thousands of Dollars)
Earnings, as defined:
     Net income (1)                                   $149,147            $133,402            $122,588
     Income taxes                                       84,386              74,440              67,266
     Fixed charges, as below                            40,991              41,893              48,570
                                                 --------------      --------------       -------------

         Total earnings, as defined                   $274,524            $249,735            $238,424
                                                 ==============      ==============       =============

Fixed charges, as defined:
     Interest charges                                  $40,810             $41,721             $48,406
     Rental interest factor                                181                 172                 164
                                                 --------------      --------------       -------------

         Total fixed charges, as defined               $40,991             $41,893             $48,570
                                                 ==============      ==============       =============

Ratio of earnings to fixed charges                        6.70                5.96                4.91
                                                 ==============      ==============       =============

(1) 1997 Net income excludes after-tax effect of cumulative effect of accounting change



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIANAPOLIS POWER & LIGHT COMPANY



                                    By  /s/ John R. Hodowal
                                        ---------------------
                                        (John R. Hodowal, Chairman of the Board
                                         and Chief Executive Officer)

Date:  February 23, 1999
       -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                    Title                        Date
           ---------                    -----                        ----

  (i) Principal Executive Officer:


 /s/ John R. Hodowal           Chairman of the Board and      February 23, 1999
    -------------------------   Chief Executive Officer
   (John R. Hodowal)


 (ii) Principal Financial Officer:


 /s/ John R. Brehm                Senior Vice President -     February 23, 1999
    --------------------------             Finance
     (John R. Brehm)



(iii) Principal Accounting Officer:


/s/ Stephen J. Plunkett           Controller                  February 23, 1999
    ---------------------------
   (Stephen J. Plunkett)


 (iv) A  majority  of the  Board  of  Directors  of  Indianapolis  Power & Light
Company:


 /s/ Joseph D. Barnette, Jr.       Director             February 23, 1999
------------------------------
 (Joseph D. Barnette, Jr.)


 /s/ Robert A. Borns                 Director             February 23, 1999
------------------------------
 (Robert A. Borns)


 /s/ Mitchell E. Daniels, Jr.        Director             February 23, 1999
------------------------------
 (Mitchell E. Daniels, Jr.)


 /s/ Rexford C. Early                Director             February 23, 1999
------------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III             Director             February 23, 1999
------------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                   Director             February 23, 1999
------------------------------
 (Max L. Gibson)


 /s/ John R. Hodowal                 Director             February 23, 1999
------------------------------
 (John R. Hodowal)


 /s/ Andre B. Lacy                   Director             February 23, 1999
-------------------------------
 (Andre B. Lacy)


 /s/ Michael S. Maurer               Director             February 23, 1999
-------------------------------
 (Michael S. Maurer)


 /s/ Andrew J. Paine, Jr.            Director             February 23, 1999
--------------------------------
 (Andrew J. Paine, Jr.)


 /s/ Sallie W. Rowland               Director             February 23, 1999
--------------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                  Director             February 23, 1999
--------------------------------
 (Thomas H. Sams)

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

  Exhibit
    No.                    Description
    ---                    -----------

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Exhibit 3.1 to the Form 10-K dated 12-31-97.)

3.2* Bylaws of Indianapolis Power & Light Company, as amended. (Exhibit 3.2 to the Form 10-Q dated 3-31-98.)

4.1* Mortgage and Deed of Trust, dated as of May 1, 1940, between Indianapolis Power & Light Company and American National Bank and Trust Company of Chicago, Trustee, as supplemented and modified by 30 Supplemental Indentures.

                  Exhibits D in File No. 2-4396; B-1 in File No. 2-6210; 7-C File No. 2-7944; 7-D in File No.2-72944; 7-E in File No. 2-8106;
           7-F in File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No. 2-10052; 2-I in File No. 2-12488; 2-J in File No. 2-13903; 2-K in
           File No. 2-22553; 2-L in File No.2-24581;  2-M in File No.  2-26156;
           4-D in File No. 2-26884;  2-D in File No. 2-38332;  Exhibit A to
           Form 8-K for October 1970; Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No. 2-50260; 2-F in File
           No. 2-53541;  2E in File No.  2-55154;  2E in File no. 2-60819;
           2F in File No. 2-60819; 2-G in File No. 2-60819; Exhibit A to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No. 2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for year ended 12-31-85.)

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

4.9* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.10* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.12*      Forty-Second  Supplemental  Indenture  dated as of October 1,  1995.
          (Exhibit  4.12 to the Form 10-K dated 12-31-95.)

10.1* Coal Supply Agreement between Indianapolis Power & Light Company and Peabody Coal Company as amended. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Form 10-Q for the quarter ended 3-31-93.)

10.2* Coal Supply Agreement, between Indianapolis Power & Light Company and Black Beauty Coal Company,Inc. as amended. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Form 10-K dated 12-31-87.)

10.3* Coal Supply Agreement between Indianapolis Power & Light Company and Triad Mining of Indiana, Inc. and Marine Coal Sales Company dated December 7, 1994. Confidential portions of this Contract have been omitted and filed separately with the SEC pursuant to 17 CFR 240.24b-2. (Exhibit 10.2 to the Form 10-Q dated 3-31-95.)

10.4* Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum IV.(Exhibit 10.6 to the Form 10-K dated 12-31-95.)

10.5* Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 6. (Exhibit 10.7 to the Form 10-K dated 12-31-97.)

10.6* Facilities Agreement effective in 1968 among Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No. 2-28756.)

10.7* Facilities Agreement dated August 16, 1977, between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc., together with Amendment Number 1 and 2. (Exhibit 10.9 to the Form 10-K dated 12-31-95.)

10.8* East Central Area Reliability Agreement dated August 1, 1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibit 10.10 to the Form 10-K dated 12-31-96.)

10.9* Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification Number 9. (Exhibit 10.11 to the Form 10-K dated 12-31-95).

10.10* Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification
           4. (Exhibit 10.12 to the Form 10-K dated 12-31-95).

10.11* Interconnection Agreement, dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification 1. (Exhibit 10.13 to the Form 10-K dated 12-31-95).

10.12* Interchange Agreement between Indianapolis Power & Light Company and ENRON Power Marketing, Inc. dated August 1, 1995.
           (Exhibit 10.14 to the Form 10-K dated   12-31-95).

10.13* Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification 1. (Exhibit 10.15 to the Form 10-K dated 12-31-95).

10.14* Employment Agreement between Indianapolis Power & Light Company and Ramon L. Humke dated January 1,1997. (Exhibit 10.1 to the Form 10-Q dated 3-31-97.) **

10.15* Employment Agreement by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated
           July 29, 1986.  (Exhibit 10.32 to the Form 10-K dated 12-31-94.)  **

10.16 Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1998 to June 1, 1999. **

10.17 Unfunded Deferred Compensation Plan for IPALCO Enterprises, Inc. and Indianapolis Power & Light Company Officers and Directors as amended and restated effective January 1, 1999. **

10.18 Indianapolis Power & Light Company Supplemental Retirement Plan and Trust Agreement For a Select Group of Management Employees (As Amended and Restated Effective January 1, 1999.) **

10.19      1998 Management Incentive Program.  **

10.20* Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements.
          (Exhibit 10.23 to the Form 10-K dated 12-31-97.)**

12.1       Ratio of Earnings to Fixed Charges.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1       Financial Data Schedule.