Form 10-Q
period 1999-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 1999-05-14
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the quarterly period ended
              March 31, 1999            Commission File Number  1-3132-2



                   INDIANAPOLIS POWER & LIGHT COMPANY
         (Exact name of Registrant as specified in its charter)

              Indiana                                       35-0413620
     (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                Identification No.)

              One Monument Circle
              Indianapolis, Indiana                           46204
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding At March 31, 1999
              -----                             -----------------------------
    Common (Without Par Value)                         17,206,630 Shares




                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -
            Three Months Ended March 31, 1999 and 1998                  2

         Balance Sheets - March 31, 1999 and
            December 31, 1998                                           3

         Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998                  4

         Notes to Financial Statements                                  5

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            6-13

PART II.  OTHER INFORMATION                                         14-16
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                             1999                  1998
                                                                        --------------        ---------------
OPERATING REVENUES:
  Electric                                                              $     189,612         $      178,909
  Steam                                                                        11,219                 11,412
                                                                        --------------        ---------------
    Total operating revenues                                                  200,831                190,321
                                                                        --------------        ---------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                       45,914                 41,040
    Other                                                                      30,758                 34,921
  Power purchased                                                                 661                  1,007
  Purchased steam                                                               1,695                  1,890
  Maintenance                                                                  22,980                 19,740
  Depreciation and amortization                                                26,579                 25,285
  Taxes other than income taxes                                                 8,936                  8,822
  Income taxes - net                                                           20,057                 17,474
                                                                        --------------        ---------------
    Total operating expenses                                                  157,580                150,179
                                                                        --------------        ---------------
OPERATING INCOME                                                               43,251                 40,142
                                                                        --------------        ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                             351                    265
  Other - net                                                                     163                   (540)
  Income taxes - net                                                              (47)                   294
                                                                        --------------        ---------------
    Total other income - net                                                      467                     19
                                                                        --------------        ---------------
INCOME BEFORE INTEREST CHARGES                                                 43,718                 40,161
                                                                        --------------        ---------------

INTEREST CHARGES:
  Interest                                                                     10,119                 10,160
  Allowance for borrowed funds used during construction                          (221)                  (204)
                                                                        --------------        ---------------
    Total interest charges                                                      9,898                  9,956
                                                                        --------------        ---------------

NET INCOME                                                                     33,820                 30,205
                                                                        --------------        ---------------

PREFERRED DIVIDEND REQUIREMENTS                                                   803                    709
                                                                        --------------        ---------------

INCOME APPLICABLE TO COMMON STOCK                                       $      33,017         $       29,496
                                                                        ==============        ===============

See notes to financial statements.


                                     INDIANAPOLIS POWER & LIGHT COMPANY
                                               Balance Sheets
                                               (In Thousands)
                                                (Unaudited)
                                                                           March 31            December 31
                                                                             1999                  1998
                                                                        ---------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $    2,863,579        $    2,859,899
  Less accumulated depreciation                                              1,227,301             1,202,356
                                                                        ---------------       ---------------
      Utility plant in service - net                                         1,636,278             1,657,543
  Construction work in progress                                                 91,884                80,198
  Property held for future use                                                  10,718                10,719
                                                                        ---------------       ---------------
      Utility plant - net                                                    1,738,880             1,748,460
                                                                        ---------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                         5,920                 5,790
                                                                        ---------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      8,155                 4,250
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1999, $1,283 and 1998, $996)                          36,465                36,692
  Fuel - at average cost                                                        38,599                38,968
  Materials and supplies - at average cost                                      46,910                48,163
  Tax refund receivable                                                             39                 7,643
  Prepayments and other current assets                                           2,622                 3,634
                                                                        ---------------       ---------------
      Total current assets                                                     132,790               139,350
                                                                        ---------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                            115,514               116,801
  Miscellaneous                                                                 12,691                12,665
                                                                        ---------------       ---------------
      Total deferred debits                                                    128,205               129,466
                                                                        ---------------       ---------------
              TOTAL                                                     $    2,005,795        $    2,023,066
                                                                        ===============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $      324,537        $      324,537
    Premium and net gain on preferred stock                                      2,642                 2,642
    Retained earnings                                                          425,906               440,747
                                                                        ---------------       ---------------
      Total common shareholder's equity                                        753,085               767,926
  Cumulative preferred stock                                                    59,135                59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                             627,893               627,893
                                                                        ---------------       ---------------
      Total capitalization                                                   1,440,113             1,454,954
                                                                        ---------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                     5,600                19,200
  Accounts payable and accrued expenses                                         55,403                64,461
  Dividends payable                                                             13,666                13,158
  Taxes accrued                                                                 43,416                18,283
  Interest accrued                                                               9,691                13,326
  Other current liabilities                                                     13,691                13,731
                                                                        ---------------       ---------------
      Total current liabilities                                                141,467               142,159
                                                                        ---------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      331,303               328,417
  Unamortized investment tax credit                                             41,301                41,993
  Accrued postretirement benefits                                                9,024                10,768
  Accrued pension benefits                                                      39,267                39,953
  Miscellaneous                                                                  3,320                 4,822
                                                                        ---------------       ---------------
      Total deferred credits and other long-term liabilities                   424,215               425,953
                                                                        ---------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $    2,005,795        $    2,023,066
                                                                        ===============       ===============

See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                              1999               1998
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      33,820      $      30,205
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               26,229             24,940
    Amortization of regulatory assets                                            2,580              2,591
    Deferred income taxes and investment tax credit adjustments - net              692                 58
    Allowance for funds used during construction                                  (572)              (469)
  Change in certain assets and liabilities:
    Accounts receivable                                                            227              8,972
    Fuel, materials and supplies                                                 1,622              1,390
    Accounts payable                                                            (9,050)           (12,676)
    Taxes accrued                                                               25,132             22,315
    Accrued pension benefits                                                      (686)               466
    Other - net                                                                  1,819              2,771
                                                                         --------------     --------------
Net cash provided by operating activities                                       81,813             80,563
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (15,319)           (13,297)
  Other                                                                           (837)            (4,998)
                                                                         --------------     --------------
Net cash used in investing activities                                          (16,156)           (18,295)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (13,600)           (23,700)
  Issuance of preferred stock                                                     -                50,000
  Dividends paid                                                               (48,152)           (54,880)
                                                                         --------------     --------------
Net cash used in financing activities                                          (61,752)           (28,580)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                        3,905             33,688
Cash and cash equivalents at beginning of period                                 4,250              4,950
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $       8,155      $      38,638
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
  Cash paid (received) during the period for:

    Interest (net of amount capitalized)                                 $      13,215      $      13,345
                                                                         ==============     ==============
    Income taxes                                                         $      (6,857)     $      (2,374)
                                                                         ==============     ==============

See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.      GENERAL

        Indianapolis Power & Light Company is a subsidiary of IPALCO Enterprises, Inc. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1998 Annual Report on Form 10-K.

2.     SEGMENT REPORTING

       IPL has two business segments (electric and "all other"). Pretax operating income for the electric segment was $60.8 million and $54.6 million and for the "all other" segment was $2.5 million, and $3.0 million for the first quarter ended March 31, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                                          March 31
                                                1999                  1998
------------------------------------------------------------------------------
                                                        (In Thousands)

Electric plant in service................    $ 2,756,094           $ 2,707,869
All other................................        107,485               102,682
                                            ------------          ------------
       Subtotal..........................    $ 2,863,579           $ 2,810,551
                                             ===========           ===========

3.      NEW ACCOUNTING STANDARD

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPL is hereby filing cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. This Form 10-Q, and particularly Management's Discussion and Analysis, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause IPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of IPL. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

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

       IPL's ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; IPL's failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on IPL's customers, vendors and others with whom it does business. See "Year 2000" for information about IPL's efforts.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $13 million and $35 million on February 23, 1999 and March 30, 1999, respectively. The dividends were paid by IPL to IPALCO Enterprises, Inc. on April 15, 1999 and March 31, 1999, respectively.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $15.3 million during the first quarter ended March, 1999, representing a $2.0 million increase from the comparable period in 1998. Internally generated cash provided by IPL's operations was used for construction expenditures during the first quarter of 1999.

         The three-year construction program has not changed from that previously reported in IPL's 1998 Form 10-K report. (See "Future Performance" in
Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1998 Form 10-K report for further discussion).


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at March 31, 1999:

                                         Maturity Schedule
                                       Period Ending March 31
                                                                                                 Fair
(Dollars in Millions)        2000    2001     2002     2003     2004  Thereafter   Total         Value
--------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                   -       -        -        -        $80.0    $398.8     $478.8      $505.4
  Average rate               -       -        -        -        6.1%     6.9%       6.7%
Variable rate                -       -        -        -        -        $150.0     $150.0      $150.0
  Average rate               -       -        -        -        -        4.0%       4.0%

       To manage IPL's exposure to fluctuations in interest rates and to lower funding costs, IPL has entered into an interest rate swap. Under this swap, IPL agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense.

       At March 31, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.


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

       The Indiana Utility Regulatory Commission has ordered all Indiana public utilities, including IPL, to "use their best efforts to identify their mission critical operations and conduct an inventory of all electronic devices that may be affected by date processing logic, assess the status of these devices, take steps to correct problems in the devices and test the devices to determine compliance" in order to be "Year 2000 ready."

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

       IPL is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council
(NERC) system readiness assessments.

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

       IPL has completed the identification, inventory and assessment phases for critical systems. The Compliance Testing Committee continues to be vigilant for issues that may come to light and is also working on non-critical systems.

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

       IPL  has   inquired   of  its   suppliers   and   vendors  of   software,
computer-related equipment, devices and services about Year 2000 compliance. Some provided the requested information and/or assurances and some did not.

       IPL's operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply IPL with mission-critical services. Similarly, Year 2000 failures of other utilities with which IPL is interconnected could adversely affect IPL's ability to deliver services to its customers.

       IPL currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 80% complete. IPL is operating its major electricity generating units with clocks set in year 2000. IPL also participated in a national NERC drill, testing utilities' ability to operate facilities without normal communication services. No major problems were encountered.

Costs to Address IPL's Year 2000 Issues

       Not including the cost of replacing IPL's business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, IPL currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $3.7 million, which IPL believes is not material to its results of operations, liquidity and financial condition. Of that figure, IPL has currently expended approximately $1.9 million. A substantial proportion of the costs of remediation are associated with functional areas of IPL other than Information Services. IPL currently estimates that its costs of contingency planning efforts may be approximately $1.5 million.

Risks of IPL's Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exist, potentially involving IPL's internal functions (such as billing), as well as its steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of steam and electric service lasting for a significant period of time. Further, since IPL does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if IPL experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small IPL currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to IPL's results of operations.

       There are both external and internal risks associated with Year 2000 that could affect IPL's steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators,  increased  risk of  transmission  facility  trips,  loss of  energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on IPL's operations. Concerns over these occurrences are minimal based on testing results that indicate no Year 2000-related problems with key generation and transmission control systems. IPL's major generating units' control systems have been tested for critical dates and are already operating in the year 2000.

       External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying effects on IPL.

       IPL had previously reported a risk of unavailability of skilled labor, in light of the December 13, 1999, expiration of the collective bargaining agreement between IPL and the International Brotherhood of Electrical Workers. That risk has since been ameliorated through negotiation of an arrangement between IPL and the IBEW under which union members will be available to work to help respond to Year 2000 problems.

       IPL's insurance policies, including policies for liability and property damage, currently expire, are up for renewal or have anniversary dates during 1999. IPL currently expects that, in line with a general trend in the insurance industry, some insurance policies purchased or renewed during 1999 may exclude certain elements of damage potentially flowing from Year 2000 events. Similarly, in light of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether policy language concerning coverage and policy defenses will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

       In light of the many adverse circumstances that could happen to IPL associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, IPL currently believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to IPL customers. IPL does not believe that the worst case scenario will occur and, should it occur, IPL believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on IPL's results of operations, liquidity and financial condition.

IPL's Contingency Plans

       The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various Year 2000 system or device failures and preparing plans by which to operate IPL in the event those failures occur. IPL's contingency planning efforts are not yet complete, but are underway within the scope of an overall outline. IPL's contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of IPL's operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

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

       Contingency planning includes consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration may be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. IPL's existing disaster recovery plans have formed bases for some Year 2000 contingency plans.

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

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1999 and March 31, 1998
         --------------------------------------------------------------

         Income applicable to common stock increased during the first quarter of 1999 compared to the first quarter of 1998 by $3.5 million. The following discussion highlights the factors contributing to this result.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1999 increased $10.5 million from the comparable 1998 period. The increase in revenues resulted from the following:

                                                        Increase (Decrease)
                                                      from Comparable Period
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        (Millions of Dollars)

   Electric:
        Change in retail KWH sales - net of fuel                  7.6
        Fuel revenue                                              0.7
        Wholesale revenue                                         2.7
        DSM tracker revenue                                       0.1
   Steam revenue                                                 (0.2)
   Other revenue                                                 (0.4)
                                                             --------
        Total change in operating revenues                   $   10.5
                                                             ========

         The first quarter increase in retail KWH sales compared to the same period in 1998 was due to colder weather. Heating degree days increased 19% during the first quarter compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the first quarter of 1999, as compared to the same period in 1998, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel costs increased $4.9 million in the first quarter of 1999 compared to the same period last year. This increase was primarily due to increased total KWH sales.

         Other operating expenses decreased by $4.2 million in the first quarter of 1999 compared to the same period in 1998. This decrease was due primarily to increased sales of emission allowances of $3.4 million which reduces operating expenses. Also contributing to the variance was decreased administrative and general expenses and other miscellaneous expenses.

         Maintenance expenses increased $3.2 million in the first quarter of 1999 compared to the same period in 1998. The increase reflects the costs associated with the overhaul of unit 1 at the Petersburg plant as well as increased electric distribution expenses.

         Income taxes - net, increased $2.6 million in the first quarter of 1999 compared to the same period in 1998 due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 7.7% from the comparable 1998 period, to $43.3 million.

Other Income and Deductions
---------------------------

         Other - net increased $0.7 million during the first quarter of 1999 compared to the same period last year. This increase was primarily due to increased miscellaneous non-operating revenues.

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

                  Exhibits D in File No. 2-4396; B-1 in File No. 2-6210; 7-C File No. 2-7944; 7-D in File No.2-72944; 7-E in File No. 2-8106; 7-F in
         File No. 2-8749; 7-G in File No. 2-8749; 4-Q in File No. 2-10052;2-I in
         File No. 2-12488; 2-J in File No. 2-13903; 2-K in File No. 2-22553; 2-L
         in File No. 2-24581; 2-M in File No. 2-26156; 4-D in File No. 2-26884;
         2-D in File No. 2-38332; Exhibit A to Form 8-K for October 1970;Exhibit 2-F in File No. 2-47162; 2-F in File No. 2-50260; 2-G in File No.2-50260; 2-F in File No. 2-53541; 2E in File No. 2-55154; 2E in File
         No. 2-60819; 2F in File No. 2-60819; 2-G in File No. 2-60819; Exhibit A
         to Form 10-Q for the quarter ended 9-30-78 File No. 1-3132; 13-4 in File No. 2-73213; Exhibit 4 in File No.2-93092. Twenty-eighth, Twenty-ninth and Thirtieth Supplemental Indentures. (Form 10-K dated for the year ended December 31, 1985.)

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



                                          INDIANAPOLIS POWER & LIGHT COMPANY
                                          ----------------------------------
                                                     (Registrant)



Date:         May 14, 1999                   /s/  John R. Brehm
       -------------------------           -------------------------------
                                                  John R. Brehm
                                                  Senior Vice President, Finance



Date:         May 14, 1999                   /s/  Stephen J. Plunkett
       -------------------------           --------------------------------
                                                  Stephen J. Plunkett
                                                  Controller