Form 10-Q
period 1999-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 1999-08-13
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


         For the quarterly period ended
                   June 30, 1999             Commission File Number 1-3132-2



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

                      Class                        Outstanding At June 30, 1999
                      -----                        ----------------------------
         Common (Without Par Value)                     17,206,630 shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
          Six Months Ended June 30, 1999 and 1998                        2

         Balance Sheets - June 30, 1999 and
            December 31, 1998                                            3

         Statements of Cash Flows -
            Six Months Ended June 30, 1999 and 1998                    4-5

         Notes to Financial Statements                                   6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-14

PART II.  OTHER INFORMATION                                          15-17
--------  -----------------

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                     INDIANAPOLIS POWER & LIGHT COMPANY
                                            Statements of Income
                                               (In Thousands)
                                                 (Unaudited)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30                   June 30
                                                              1999         1998         1999          1998
                                                           -----------  ------------ ------------  -----------
OPERATING REVENUES:
  Electric                                                 $  195,843   $   198,539  $   385,455   $  377,448
  Steam                                                         7,167         8,167       18,386       19,579
                                                           -----------  ------------ ------------  -----------
    Total operating revenues                                  203,010       206,706      403,841      397,027
                                                           -----------  ------------ ------------  -----------

OPERATING EXPENSES:
  Operation:
    Fuel                                                       43,029        43,209       88,943       84,249
    Other                                                      32,762        38,425       63,520       73,346
  Power purchased                                               3,367         2,842        4,028        3,849
  Purchased steam                                               1,668         1,226        3,363        3,116
  Maintenance                                                  13,847        15,295       36,827       35,035
  Depreciation and amortization                                26,775        25,378       53,354       50,663
  Taxes other than income taxes                                 8,685         8,636       17,621       17,458
  Income taxes - net                                           23,443        22,497       43,500       39,971
                                                           -----------  ------------ ------------  -----------
    Total operating expenses                                  153,576       157,508      311,156      307,687
                                                           -----------  ------------ ------------  -----------
OPERATING INCOME                                               49,434        49,198       92,685       89,340
                                                           -----------  ------------ ------------  -----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction             319           260          670          525
  Other - net                                                    (221)          665          (58)         125
  Income taxes - net                                               95          (285)          48            9
                                                           -----------  ------------ ------------  -----------
    Total other income - net                                      193           640          660          659
                                                           -----------  ------------ ------------  -----------
INCOME BEFORE INTEREST CHARGES                                 49,627        49,838       93,345       89,999
                                                           -----------  ------------ ------------  -----------

INTEREST CHARGES:
  Interest                                                     10,193        10,215       20,312       20,375
  Allowance for borrowed funds used during construction          (196)         (192)        (417)        (396)
                                                           -----------  ------------ ------------  -----------
    Total interest charges                                      9,997        10,023       19,895       19,979
                                                           -----------  ------------ ------------  -----------

NET INCOME                                                     39,630        39,815       73,450       70,020
                                                           -----------  ------------ ------------  -----------

PREFERRED DIVIDEND REQUIREMENTS                                   804           804        1,607        1,513
                                                           -----------  ------------ ------------  -----------

INCOME APPLICABLE TO COMMON STOCK                          $   38,826   $    39,011  $    71,843   $   68,507
                                                           ===========  ============ ============  ===========

See notes to financial statements.

                                    INDIANAPOLIS POWER & LIGHT COMPANY
                                              Balance Sheets
                                              (In Thousands)
                                                (Unaudited)
                                                                           June 30            December 31
                                                                             1999                 1998
                                                                        --------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $   2,884,819        $    2,859,899
  Less accumulated depreciation                                             1,252,067             1,202,356
                                                                        --------------       ---------------
      Utility plant in service - net                                        1,632,752             1,657,543
  Construction work in progress                                                87,879                80,198
  Property held for future use                                                 10,719                10,719
                                                                        --------------       ---------------
      Utility plant - net                                                   1,731,350             1,748,460
                                                                        --------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                        5,825                 5,790
                                                                        --------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    18,481                 4,250
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1999, $1,071 and 1998, $996)                         42,210                36,692
  Fuel - at average cost                                                       39,845                38,968
  Materials and supplies - at average cost                                     45,698                48,163
  Tax refund receivable                                                           105                 7,643
  Prepayments and other current assets                                          4,500                 3,634
                                                                        --------------       ---------------
      Total current assets                                                    150,839               139,350
                                                                        --------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                           112,651               116,801
  Miscellaneous                                                                12,944                12,665
                                                                        --------------       ---------------
      Total deferred debits                                                   125,595               129,466
                                                                        --------------       ---------------
              TOTAL                                                     $   2,013,609        $    2,023,066
                                                                        ==============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $     324,537        $      324,537
    Premium and net gain on preferred stock                                     2,642                 2,642
    Retained earnings                                                         437,874               440,747
                                                                        --------------       ---------------
      Total common shareholder's equity                                       765,053               767,926
  Cumulative preferred stock                                                   59,135                59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                            627,922               627,893
                                                                        --------------       ---------------
      Total capitalization                                                  1,452,110             1,454,954
                                                                        --------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                        -                19,200
  Accounts payable and accrued expenses                                        61,519                64,461
  Dividends payable                                                            17,667                13,158
  Taxes accrued                                                                33,480                18,283
  Interest accrued                                                             13,429                13,326
  Other current liabilities                                                    13,019                13,731
                                                                        --------------       ---------------
      Total current liabilities                                               139,114               142,159
                                                                        --------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     332,247               328,417
  Unamortized investment tax credit                                            40,609                41,993
  Accrued postretirement benefits                                               7,456                10,768
  Accrued pension benefits                                                     38,581                39,953
  Miscellaneous                                                                 3,492                 4,822
                                                                        --------------       ---------------
      Total deferred credits and other long-term liabilities                  422,385               425,953
                                                                        --------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   2,013,609        $    2,023,066
                                                                        ==============       ===============

See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                              1999               1998
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      73,450      $      70,020
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               52,686             49,971
    Amortization of regulatory assets                                            5,161              5,184
    Deferred income taxes and investment tax credit adjustments - net              922             (2,127)
    Allowance for funds used during construction                                (1,087)              (921)
  Change in certain assets and liabilities:
    Accounts receivable                                                         (5,518)             8,342
    Fuel, materials and supplies                                                 1,588              4,155
    Accounts payable                                                            (2,934)           (14,885)
    Taxes accrued                                                               15,196             14,769
    Accrued pension benefits                                                    (1,372)               993
    Other - net                                                                  1,673                793
                                                                         --------------     --------------
Net cash provided by operating activities                                      139,765            136,294
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (33,761)           (32,525)
  Other                                                                           (760)               328
                                                                         --------------     --------------
Net cash used in investing activities                                          (34,521)           (32,197)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (19,200)           (23,700)
  Issuance of preferred stock                                                   -                  50,000
  Dividends paid                                                               (71,813)          (115,029)
  Other                                                                         -                    (490)
                                                                         --------------     --------------
Net cash used in financing activities                                          (91,013)           (89,219)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       14,231             14,878
Cash and cash equivalents at beginning of period                                 4,250              4,950
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      18,481      $      19,828
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                 $      19,114      $      19,372
                                                                         ==============     ==============
    Income taxes                                                         $      22,874      $      22,627
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


2.     SEGMENT REPORTING

       IPL has two business segments (electric and "all other"). Pretax operating income for the electric segment was $72.3 million and $70.6 million and for the "all other" segment was $.6 million, and $1.1 million for the second quarter ended June 30, 1999, and 1998, respectively. Pretax operating income for the electric segment was $133.1 million and $125.2 million and for the "all other" segment was $3.1 million, and $4.2 million for the six months ended June 30, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                                June 30            December 31
                                                  1999                 1998
                                                  ----                 ----
                                                         (In Thousands)

Electric plant in service.................    $ 2,776,175           $ 2,752,539
All other.................................        110,479               109,195
                                             ------------          ------------
       Subtotal...........................    $ 2,886,654           $ 2,861,734
                                              ===========           ===========


3.      NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPL is hereby filing cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. This Form 10-Q, and particularly Management's Discussion and Analysis and our discussion of the Year 2000 issues, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause IPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of IPL. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

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

       IPL's ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; IPL's failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry, including other electric utilities with which IPL in interconnected, and on IPL's customers, vendors and others with whom it does business. See "Year 2000" for information about IPL's efforts.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $26.9 million during the second quarter of 1999. $5.0 million, $5.0 million, $4.0 million and $12.9 million was paid by IPL to IPALCO Enterprises Inc. on May 1, 1999, June 1, 1999, July 1, 1999, and July 15, 1999, respectively.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $18.4 million during the quarter ended June 1999, representing a $.8 million decrease from the comparable period in 1998. Internally generated cash provided by IPL's operations was used for construction expenditures during the second quarter of 1999. Construction expenditures (excluding allowance for funds used during construction) totaled $33.8 million during the six months ended June 1999, representing a $1.2 million increase from the comparable period in 1998. Internally generated cash provided by IPL's operations was used for construction expenditures during six months ended June 1999.

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


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at June 30, 1999:

                                       Maturity Schedule
                                    Periods Ending June 30
                                                                                                Fair
(Dollars in Millions)        2000    2001     2002     2003     2004  Thereafter   Total        Value
--------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                   -       -        -        -        $80.0    $398.8     $478.8      $487.5
  Average rate               -       -        -        -        6.1%     6.9%       6.7%
Variable rate                -       -        -        -        -        $150.0     $150.0      $150.0
  Average rate               -       -        -        -        -        3.8%       3.8%

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

       At June 30, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.


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


State of Readiness

       IPL has reported to NERC that it believes its mission-critical systems used to produce and deliver electricity are ready for date changes associated with the Year 2000. The NERC definition of "Y2K Ready" is that a system or application has been determined to be suitable for continued use into the Year 2000.

A. Identification and Assessment

       The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort has involved making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, IPL-developed software, and various devices containing embedded chips. The Committee has also been in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.
       The Compliance Testing Committee has been engaged in assessing computer systems and embedded chip devices related to IPL's:

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

B. Remediation and Testing

       The Compliance Testing Committee is coordinating, modifying or replacing legacy systems which may not be Year 2000 compliant. IPL has replaced most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it coincidentally replaced non-compliant software.

       The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. IPL has employed various of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases IPL must rely on the service providers' verifications.

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

       With the exception of one accounting system, testing of which IPL expects to complete before the end of August 1999, IPL has completed the remediation and testing phases for critical systems. IPL is operating its major electricity generating units with clocks set in year 2000. IPL also participated in a national NERC drill, testing utilities' ability to operate facilities without normal communication services. No major problems were encountered.

Costs to Address IPL's Year 2000 Issues

       Not including the cost of replacing IPL's business software, a project not initiated specifically for Year 2000 reasons but which provided Year 2000 benefits through replacing non-compliant software, IPL currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4.2 million, which IPL believes is not material to its results of operations, liquidity and financial condition. Of that figure, IPL has currently expended approximately $2.5 million. A substantial proportion of the costs of remediation are associated with functional areas of IPL other than Information Services. IPL currently estimates that its costs of contingency planning efforts may be approximately $1.5 million.

Risks of IPL's Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of conceivable Year 2000 failure scenarios exist, potentially involving IPL's internal functions (such as billing), as well as its steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of steam and electric service lasting for a significant period of time. IPL currently believes the probability of outages caused by Year 2000 problems is small. Further, since IPL does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if IPL experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small. IPL currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to IPL's results of operations.

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

       In view of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether insurance policy language in policies insuring IPL will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

       In light of the many adverse circumstances that could conceivably happen to IPL associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, IPL currently believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to IPL customers. IPL does not believe that the worst case scenario will occur and, should it occur, IPL believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on IPL's results of operations, liquidity and financial condition. IPL's Contingency Plans

       The Contingency Planning Committee has been engaged in reviewing hypothetical scenarios involving various Year 2000 system or device failures and has prepared plans by which to operate IPL in the event those failures occur. IPL's contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning has touched essentially every area of IPL's operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

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

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1999
         ---------------------------------------------------------------
             With Second Quarter and Six Months Ended June 30, 1998
             ------------------------------------------------------

         Income applicable to common stock decreased during the second quarter of 1999 compared to the second quarter of 1998 by $.2 million. Income applicable to common stock increased during the six months ended June 1999 compared to the same period last year by $3.3 million. The following discussion highlights the factors contributing to these results.

Operating Revenues
------------------

         Operating revenues decreased $3.7 million during the second quarter ended June 1999 compared to the similar period last year. Operating revenues for the six months ended June 1999 increased $6.8 million from the comparable 1998 period. These results were due to the following:

                                 Increase (Decrease) from Comparable 1998 Period
                                 -----------------------------------------------
                                                    June 30, 1999
                                                    -------------
                                     Three Months Ended         Six Months Ended
                                     ------------------         ----------------
                                               (Millions of Dollars)

Electric:
     Change in retail KWH sales - net of fuel      0.8               8.4
     Fuel revenue                                  1.0               1.7
     Wholesale revenue                            (2.9)             (0.2)
     DSM Tracker revenue                            -                0.1
Steam revenue                                     (1.0)             (1.2)
Other revenue                                     (1.6)             (2.0)
                                              ---------         ---------
     Total change in operating revenues       $   (3.7)         $    6.8
                                              =========         =========



         The second quarter increase in retail KWH sales compared to the same period in 1998 was due to economic growth in Indianapolis. The six months ended increase in retail KWH sales compared to the same period in 1998 was primarily due to colder weather during the first three months of 1999. Heating degree days increased 14% during the six months ended June 30, 1999, compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the second quarter of 1999, despite increased KWH sales volume, due to lower wholesale energy prices than the unusually high prices that occurred in second quarter 1998. Steam revenue decreased during the second quarter of 1999 primarily due to a decrease in heating degree days. During the second quarter heating degree days decreased 11% from the similar period in 1998.

Operating Expenses
------------------

         Fuel costs increased $4.7 million for the six months ended June 1999, compared to the same period last year. This increase was primarily due to increased total KWH sales.

         Other operating expenses decreased $5.7 million and $9.8 million in the second quarter and six months ended June 1999, respectively, compared to the similar periods in 1998. The second quarter decrease was primarily due to decreased customer service and information expense of $2.1 million, decreased administrative and general expense of $1.4 million and increased sales of emission allowances of $1.5 million (reduces operating expenses). The six months ended decrease was primarily due to increased sales of emission allowances of $4.9 million, decreased customer service and information expense of $2.3 million, decreased administrative and general expense of $1.9 million and decreased customer accounts expense of $.9 million.

         Maintenance expense increased $1.8 million during the six months ended June 30, 1999, compared to the similar period last year. This increase was primarily due to the overhaul of unit 1 at the Petersburg plant.

         Income taxes - net, increased $.9 million and $3.5 million in the second quarter and six months ended periods, respectively, due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased .5% during the second quarter of 1999 from the comparable 1998 period, to $49.4 million. Utility operating income during the six months ended June 1999 increased 3.7% from the comparable 1998 period, to $92.7 million.

Other Income and Deductions
---------------------------

         Other - net decreased $.9 million during the second quarter of 1999 compared to the same period last year. This increase was primarily due to decreased miscellaneous non-operating revenues. For the six months ended June 1999, other-net decreased $.2 million due to partially offsetting increased non-operating revenues during the first quarter of 1999.

New Accounting Pronouncement
----------------------------

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," that IPL will be required to adopt in 2001 (see Note 3 in the Notes to Financial Statements for further discussion).

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on April 21, 1999. At the meeting the following directors were elected to terms of one year each which expire in April 2000. Each director received 17,206,630 votes of the Company's common stock: Joseph D. Barnette, Jr.; Robert
A. Borns; Daniel R. Coats; Mitchell E. Daniels, Jr.; Rexford C. Early; Otto N. Frenzel III; Max L. Gibson; John R. Hodowal; Ramon L. Humke; Andre B. Lacy; L. Ben Lytle; Michael S. Maurer; Andrew J. Paine, Jr.; Sallie W. Rowland; and Thomas H. Sams.

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

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Form 10-K for the year ended 12-31-97.)

3.2* Bylaws of Indianapolis Power & Light Company, as amended. (Exhibit 3.2 to the Form 10-Q dated 3-31-99.)

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

4.9* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.10* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.12* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1 Directors' and Officers' Liability Insurance Policy No. DO392A1A99 effective June 1, 1999 to June 1, 2000. **

10.2     Indianapolis Power & Light Co. 1999 Management Incentive Plan **

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



                                          INDIANAPOLIS POWER & LIGHT COMPANY
                                          ----------------------------------
                                                     (Registrant)



Date:         August 13, 1999                   /s/  John R. Brehm
       -------------------------           -------------------------------
                                                  John R. Brehm
                                                  Senior Vice President, Finance



Date:         August 13, 1999                   /s/  Stephen J. Plunkett
       -------------------------           --------------------------------
                                                  Stephen J. Plunkett
                                                     Controller