Form 10-Q
period 1999-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 1999-11-12
CIK 50217

FORM 10-Q

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended
       September 30, 1999                  Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

         Indiana                                             35-0413620
(State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

         One Monument Circle
         Indianapolis, Indiana                                 46204
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes  X    No
                                                      -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class               Outstanding At September 30, 1999
                    -----               ---------------------------------
       Common (Without Par Value)             17,206,630 Shares

              INDIANAPOLIS POWER & LIGHT COMPANY
              ----------------------------------

                             INDEX
                             -----



                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
          Nine Months Ended September 30, 1999 and 1998                 2

         Balance Sheets - September 30, 1999 and
            December 31, 1998                                           3

         Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998               4

         Notes to Financial Statements                                5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            7-15

PART II.  OTHER INFORMATION                                         16-18
--------  -----------------

                                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                          INDIANAPOLIS POWER & LIGHT COMPANY
                                                 Statements of Income
                                                    (In Thousands)
                                                     (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30               September 30
                                                                     1999         1998          1999          1998
                                                                  -----------  ------------  ------------  ------------
OPERATING REVENUES:
  Electric                                                        $  221,844   $   215,246   $   607,299   $   592,694
  Steam                                                                6,671         6,782        25,057        26,361
                                                                  -----------  ------------  ------------  ------------
    Total operating revenues                                         228,515       222,028       632,356       619,055
                                                                  -----------  ------------  ------------  ------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                              43,026        49,645       131,969       133,894
    Other                                                             33,728        38,801        97,248       112,147
  Power purchased                                                     25,427         2,899        29,455         6,748
  Purchased steam                                                      1,218         1,042         4,581         4,158
  Maintenance                                                         18,906        15,132        55,733        50,167
  Depreciation and amortization                                       27,008        26,696        80,362        77,359
  Taxes other than income taxes                                        8,660         9,429        26,281        26,887
  Income taxes - net                                                  22,128        26,719        65,628        66,690
                                                                  -----------  ------------  ------------  ------------
    Total operating expenses                                         180,101       170,363       491,257       478,050
                                                                  -----------  ------------  ------------  ------------
OPERATING INCOME                                                      48,414        51,665       141,099       141,005
                                                                  -----------  ------------  ------------  ------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                    270           359           940           884
  Other - net                                                            380           163           322           288
  Gain on termination of agreement                                         -        12,500             -        12,500
  Income taxes - net                                                    (187)       (4,576)         (139)       (4,567)
                                                                  -----------  ------------  ------------  ------------
    Total other income - net                                             463         8,446         1,123         9,105
                                                                  -----------  ------------  ------------  ------------
INCOME BEFORE INTEREST CHARGES                                        48,877        60,111       142,222       150,110
                                                                  -----------  ------------  ------------  ------------

INTEREST CHARGES:
  Interest                                                            10,183        10,193        30,495        30,568
  Allowance for borrowed funds used during construction                 (175)         (229)         (592)         (625)
                                                                  -----------  ------------  ------------  ------------
    Total interest charges                                            10,008         9,964        29,903        29,943
                                                                  -----------  ------------  ------------  ------------

NET INCOME                                                            38,869        50,147       112,319       120,167
                                                                  -----------  ------------  ------------  ------------

PREFERRED DIVIDEND REQUIREMENTS                                          803           802         2,410         2,315
                                                                  -----------  ------------  ------------  ------------

INCOME APPLICABLE TO COMMON STOCK                                 $   38,066   $    49,345   $   109,909   $   117,852
                                                                  ===========  ============  ============  ============
See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                             Balance Sheets
                                             (In Thousands)
                                              (Unaudited)
                                                                      September 30         December 31
                                                                          1999                1998
                                                                      --------------      ---------------
                            ASSETS
                            ------
UTILITY PLANT:
  Utility plant in service                                            $   2,910,611       $    2,859,899
  Less accumulated depreciation                                           1,274,725            1,202,356
                                                                      --------------      ---------------
      Utility plant in service - net                                      1,635,886            1,657,543
  Construction work in progress                                              78,419               80,198
  Property held for future use                                               10,719               10,719
                                                                      --------------      ---------------
      Utility plant - net                                                 1,725,024            1,748,460
                                                                      --------------      ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                      5,750                5,790
                                                                      --------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   4,447                4,250
  Special deposit                                                            23,500                    -
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 1999, $1,242 and 1998, $996)                       52,787               36,692
  Fuel - at average cost                                                     41,395               38,968
  Materials and supplies - at average cost                                   45,553               48,163
  Tax refund receivable                                                         156                7,643
  Prepayments and other current assets                                        7,516                3,634
                                                                      --------------      ---------------
      Total current assets                                                  175,354              139,350
                                                                      --------------      ---------------
DEFERRED DEBITS:
  Regulatory assets                                                         110,045              116,801
  Miscellaneous                                                              11,166               12,665
                                                                      --------------      ---------------
      Total deferred debits                                                 121,211              129,466
                                                                      --------------      ---------------
              TOTAL                                                   $   2,027,339       $    2,023,066
                                                                      ==============      ===============

                CAPITALIZATION AND LIABILITIES
                ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                      $     324,537       $      324,537
    Premium and net gain on preferred stock                                   2,642                2,642
    Retained earnings                                                       438,080              440,747
                                                                      --------------      ---------------
      Total common shareholder's equity                                     765,259              767,926
  Cumulative preferred stock                                                 59,135               59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                          627,937              627,893
                                                                      --------------      ---------------
      Total capitalization                                                1,452,331            1,454,954
                                                                      --------------      ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                      -               19,200
  Current maturities and sinking fund requirements                           23,500                    -
  Accounts payable and accrued expenses                                      59,933               64,461
  Dividends payable                                                          17,667               13,158
  Taxes accrued                                                              32,232               18,283
  Interest accrued                                                            9,778               13,326
  Other current liabilities                                                  12,705               13,731
                                                                      --------------      ---------------
      Total current liabilities                                             155,815              142,159
                                                                      --------------      ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                   331,218              328,417
  Unamortized investment tax credit                                          39,918               41,993
  Accrued postretirement benefits                                             5,842               10,768
  Accrued pension benefits                                                   38,153               39,953
  Miscellaneous                                                               4,062                4,822
                                                                      --------------      ---------------
      Total deferred credits and other long-term liabilities                419,193              425,953
                                                                      --------------      ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                   $   2,027,339       $    2,023,066
                                                                      ==============      ===============
See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                              1999               1998
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     112,319      $     120,167
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               79,403             75,301
    Amortization of regulatory assets                                            7,633              8,941
    Deferred income taxes and investment tax credit adjustments - net           (1,313)            (3,106)
    Allowance for funds used during construction                                (1,532)            (1,509)
  Change in certain assets and liabilities:
    Accounts receivable                                                        (16,094)             5,217
    Fuel, materials and supplies                                                   183              4,400
    Accounts payable                                                            (4,528)            (8,470)
    Taxes accrued                                                               13,949             11,734
    Accrued pension benefits                                                    (1,800)             1,521
    Other - net                                                                 (6,274)              (969)
                                                                         --------------     --------------
Net cash provided by operating activities                                      181,946            213,227
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (52,888)           (55,642)
  Other                                                                            917                480
                                                                         --------------     --------------
Net cash used in investing activities                                          (51,971)           (55,162)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                    23,500                  -
  Special deposit for retirement of debt                                       (23,500)                 -
  Short-term debt - net                                                        (19,200)           (18,950)
  Issuance of preferred stock                                                        -             50,000
  Dividends paid                                                              (110,475)          (186,193)
  Other                                                                           (103)              (490)
                                                                         --------------     --------------
Net cash used in financing activities                                         (129,778)          (155,633)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                          197              2,432
Cash and cash equivalents at beginning of period                                 4,250              4,950
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $       4,447      $       7,382
                                                                         ==============     ==============
----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:

    Interest (net of amount capitalized)                                 $      32,424      $      32,638
                                                                         ==============     ==============
    Income taxes                                                         $      47,888      $      53,938
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1998 Annual Report on Form 10-K.


2.      LONG-TERM DEBT

        On September 14, 1999, $23.5 million of unsecured long-term notes payable were issued by IPL. The proceeds were placed in special deposit to be used in October 1999 for the refunding of its $23.5 million 7.45% Series first mortgage bonds due 2019. Interest on the new debt will accrue at tax-exempt auction rates of which the rate was 3.75% at September 30, 1999 and its maturity date is August 1, 2030.


3.     SEGMENT REPORTING

       IPL has two business segments (electric and "all other"). Pretax operating income for the electric segment was $70.0 million and $77.9 million and for the "all other" segment was $.5 million, and $.4 million for the third quarter ended September 30, 1999, and 1998, respectively. Pretax operating income for the electric segment was $203.1 million for both the nine months ended 1999 and 1998. Pretax operating income for the "all other" segment was $3.6 million, and $4.6 million for the nine months ended September 30, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                September 30            December 31
                                   1999                     1998
--------------------------------------------------------------------------------
                                            (In Thousands)

Electric ...................     $ 2,800,300           $ 2,752,539
All other...................         112,290               109,195
                                ------------          ------------
       Subtotal.............     $ 2,912,590           $ 2,861,734
                                 ===========           ===========


4.      NEW ACCOUNTING STANDARD

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

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

       The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $37.9 million during the third quarter of 1999. Dividends are paid by IPL to IPALCO Enterprises Inc.

       IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $19.1 million during the quarter ended September 1999, representing a $4.0 million decrease from the comparable period in 1998. Internally generated cash provided by IPL's operations was used for construction expenditures during the third quarter of 1999. Construction expenditures (excluding allowance for funds used during construction) totaled $52.9 million during the nine months ended September 1999, representing a $2.8 million decrease from the comparable period in 1998. Internally generated cash provided by IPL's operations was used for construction expenditures during nine months ended September 1999.

       IPL's construction program includes $28.0 million for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. Additional information regarding IPL's three-year construction program can be found in IPL's 1998 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPL's 1998 Form 10-K report for further discussion).

       On September 14, 1999, $23.5 million of unsecured long-term notes payable were issued by IPL. The proceeds were placed in special deposit to be used in October 1999 for the refunding of its $23.5 million 7.45% Series first mortgage bonds due 2019. Interest on the new debt will accrue at tax-exempt auction rates of which the rate was 3.75% at September 30, 1999 and its maturity date is August 1, 2030.

OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at September 30, 1999:

                                                Maturity Schedule
                                           Periods Ending September 30
                                                                                                       Fair
(Dollars in Millions)               2000    2001     2002     2003     2004  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $23.5   -        -        -        $80.0    $375.3     $478.8      $477.4
  Average rate                      7.5%    -        -        -        6.1%     6.8%       6.7%
Variable rate                       -       -        -        -        -        $173.5     $173.5      $173.5
  Average rate                      -       -        -        -        -        3.7%       3.7%

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

       At September 30, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.

New Environmental Standards
---------------------------

         On July 16, 1997,  the United States  Environmental  Protection  Agency
(EPA) promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects.

         Prior to the Court of Appeals' decision, on October 27, 1998, the EPA issued a final rule calling for Indiana, along, with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on emission of nitrogen oxides from fossil-fuel fired steam electric generators, such as those operated by IPL. This final rule was based, in part, on the new ozone standards that were the subject of the Court of Appeals' decisions on May 14, 1999 and October 29, 1999. In a separate decision on May 25, 1999, the Court of Appeals issued a stay of a portion of EPA's 1998 final rule.

         Because power plants emit nitrogen oxides, as well as certain, air pollutants that could contribute to the formation of fine particulate matter, there is a possibility that existing IPL sources will be required to be retrofitted with additional air pollution controls in the future, either as a result of EPA's 1997 and 1998 regulations or due to future regulatory actions. Litigation concerning EPA's 1997 and 1998 final regulations is ongoing in the United States Court of Appeals. EPA continues to seek rulings from the Court that the 1997 and 1998 final regulations are lawfully and fully effective. Due to these uncertainties, it is not presently possible to predict the effects of these regulations on IPL.

Year 2000
---------

       IPL is potentially subject to operational problems associated with the inability of a variety computer hardware, software and devices containing embedded chips to properly process the year change from 1999 to 2000. Such problems could conceivably affect IPL's ability to deliver electricity or steam to its customers, as well as IPL's internal operations such as billing or payroll functions. Further, Year 2000 problems experienced by other entities, over which IPL has no control, such as certain suppliers or other electric utilities with which IPL is interconnected, could adversely affect IPL's operations.

       In 1997, IPL established a Year 2000 Committee. IPL currently manages the Year 2000 project through three employee committees, the Compliance Testing Committee and the Contingency Planning Committee, each headed by corporate officers and the Tactical Support Committee. Each of those committees reports to a Year 2000 Steering Committee composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman.

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

       The Compliance Testing Committee has essentially completed its activities of inventorying, reviewing, analyzing, correcting and testing computer-related systems and embedded chip devices. The Contingency Planning Committee has assessed a variety operating scenarios associated with potential Year 2000 problems and formulated plans by which to operate IPL in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning
Committee concentrated first on systems critical to the continuity of IPL's business and then on non-critical systems.

       IPL is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council
(NERC) system readiness assessments.

       IPL's Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.


State of Readiness

       IPL has reported to NERC that it believes its mission-critical systems used to produce and deliver electricity are ready for date changes associated with the Year 2000. The NERC definition of "Y2K Ready" is that a system or application has been determined to be suitable for continued use into the Year 2000.

A. Identification and Assessment

       The Compliance Testing Committee reviewed the enterprise-wide use of information technology and assessed potential Year 2000 problems. That effort involved making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, IPL-developed software, and various devices containing embedded chips. The Committee has also been in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.

       The Compliance Testing Committee has assessed computer systems and embedded chip devices related to IPL's:

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

B. Remediation and Testing

       The Compliance Testing Committee has modified or replaced legacy systems which may not be Year 2000 compliant. IPL has replaced most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it coincidentally replaced non-compliant software.

       The Compliance Testing Committee also established and operated appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. IPL employed a variety of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, are not susceptible to testing, in which cases IPL must rely on the service providers' verifications.

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

       With the exception of one accounting sub-system, testing of which IPL expects to complete by mid-November 1999, IPL has completed the remediation and testing phases for all critical systems. IPL is operating its major electricity generating units with clocks set in year 2000. IPL also participated in two national NERC drills, testing utilities' ability to operate facilities without normal communication services and simulating some events that could occur upon the date roll-over. No problems were encountered.

Costs to Address IPL's Year 2000 Issues

       Not including the cost of replacing IPL's business software, a project not initiated specifically for Year 2000 reasons but which provided Year 2000 benefits through replacing non-compliant software, IPL currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4.5 million, which IPL believes is not material to its results of operations, liquidity and financial condition. Of that figure, IPL has currently expended approximately $3.3 million. A substantial proportion of the costs of remediation are associated with functional areas of IPL other than Information Services. IPL currently estimates that its costs of contingency planning efforts may be approximately $2.1 million.

Risks of IPL's Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of conceivable Year 2000 failure scenarios exist, potentially involving IPL's internal functions (such as billing), as well as its steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of steam and electric service lasting for a significant period of time. IPL believes the probability of outages caused by Year 2000 problems is small. Further, since IPL does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if IPL experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small. IPL currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to IPL's results of operations.

       There are both external and internal risks associated with Year 2000 that could affect IPL's steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators,  increased  risk of  transmission  facility  trips,  loss of  energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on IPL's operations. Concerns over these occurrences are minimal based on testing results that indicate no Year 2000-related problems with key generation and transmission control systems. IPL's generating units' control systems have been tested for critical dates and are already operating in the year 2000.

       External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of a variety of those events, alone or in combination, could result in varying effects on IPL.

       In view of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether insurance policy language in policies insuring IPL will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

       In light of the many adverse circumstances that could conceivably happen to IPL associated with Year 2000, along with the speculation that many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, IPL believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to IPL customers. IPL does not believe that the worst case scenario will occur and, should it occur, IPL believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on IPL's results of operations, liquidity and financial condition.

IPL's Contingency Plans

       The Contingency Planning Committee has reviewed hypothetical scenarios involving various Year 2000 system or device failures and prepared plans by which to operate IPL in the event those failures occur. IPL's contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of IPL's operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

       The planning phase involved activities to identify and evaluate potential impacts on business operations, life, property, and the environment; develop emergency plans including establishing procedures for mitigation of failures and evaluate contingency planning being done on systems that interface with IPL's systems; identify dates of action for various contingencies; establish responsibility and authority for various response efforts; and establish and perform a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

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

       In the testing phase, various drills have been and will be conducted to test the plans' effectiveness. Modifications have been made where testing indicated a need. In the execution phase, IPL will operate its contingency plans in response to events actually occurring.

       After Year 2000 events, if any, IPL will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 1999
      --------------------------------------------------------------------
           With Third Quarter and Nine Months Ended September 30, 1998
           -----------------------------------------------------------

       Income applicable to common stock for the third quarter of 1999 was $38.1 million, a $11.3 million decrease from the third quarter of 1998. Income applicable to common stock during the nine months ended September 1999 was $109.9 million, a $7.9 million decrease compared to the same period last year. The following discussion highlights the factors contributing to these results.


Operating Revenues
------------------

       Operating revenues increased $6.5 million during the third quarter ended September 1999 compared to the similar period last year. Operating revenues for the nine months ended September 1999 increased $13.3 million from the comparable 1998 period. These results were due to the following:

                                Increase (Decrease) from Comparable 1998 Period
                                -----------------------------------------------
                                             September 30, 1999
                                             ------------------
                              Three Months Ended         Nine Months Ended
                              ------------------         -----------------
                                          (Millions of Dollars)

Electric:
     Change in retail KWH sales - net of fuel  $ 10.3             $ 18.7
     Fuel revenue                                 2.2                3.9
     Wholesale revenue                           (6.5)              (6.7)
     DSM Tracker revenue                          0.3                0.4
Steam revenue                                    (0.1)              (1.3)
Other revenue                                     0.3               (1.7)
                                              -------            -------
     Total change in operating revenues       $   6.5             $ 13.3
                                              =======             ======


         The third quarter and nine months increase in retail KWH sales compared to the similar periods in 1998 resulted from a $9.9 million change in the estimate for unbilled revenue as well as from economic growth in Indianapolis. The third quarter of 1999 saw milder temperatures compared to last year. As a result, cooling degree days decreased 4%. The nine month ended increase in retail KWH sales compared to the same period in 1998 reflects colder weather during the first quarter of 1999 partially offset by milder weather during the summer. As a result, heating degree days were up 16% while cooling degree days were down 5% during the nine months ended September 30, 1999, compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the third quarter and nine months ended of 1999 due to an unusually high level of generating unit outages during peak demand conditions.

Operating Expenses
------------------

         Fuel costs decreased by $6.6 million and $1.9 million in the third quarter and nine months ended September 1999, respectively, compared to the similar periods last year. The third quarter decrease was primarily due to an unusually high level of generating unit outages during the third quarter of 1999. The nine months ended decrease was primarily due to decreased average fuel costs partially offset by increased total KWH sales.

         Other operating expenses decreased $5.1 million and $14.9 million in the third quarter and nine months ended September 1999, respectively, compared to the similar periods in 1998. The third quarter decrease was primarily due to decreased administrative and general expense of $4.4 million related to decreased benefits expense, and decreased distribution expense of $1.0 million. The nine months ended decrease was due to decreased administrative and general expense of $6.2 million, increased sales of emission allowances of $4.7 million (reduces operating expenses), decreased customer service and information expense of $2.1 million and decreased distribution expense of $1.4 million.

         Power purchased increased $22.5 million and $22.7 million during the third quarter and nine months ended September 30, 1999, compared to the similar periods last year. These increases were due to the unusually high level of generating unit outages during peak demand conditions ($13.4 million) and higher market prices for scheduled summer peaking power ($9.1 million).

         Maintenance expense increased $3.8 million and $5.6 million during the third quarter and nine months ended September 30, 1999, compared to the similar periods last year. The increase in expense was due to unplanned maintenance for unit outages. Also contributing to the nine months ended increase was the overhaul of unit 1 at the Petersburg plant during early 1999.

         As a result of the foregoing, utility operating income decreased 6.3% during the third quarter of 1999 from the comparable 1998 period, to $48.4 million. Utility operating income during the nine months ended September 1999 increased .1% from the comparable 1998 period, to $141.1 million.

Other Income and Deductions
---------------------------

       During the third quarter of 1998, a gain from the termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million.

New Accounting Pronouncement
----------------------------

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," that IPL will be required to adopt in 2001 (see Note 4 in the Notes to Financial Statements for further discussion).

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

4.9* Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.10* Fortieth Supplemental Indenture dated as of February 1, 1994. (Form 8-K, dated 1-25-94.)

4.11* Forty-First Supplemental Indenture dated as of January 15, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-94.)

4.12* Forty-Second Supplemental Indenture dated as of October 1, 1995. (Exhibit 4.12 to the Form 10-K dated 12-31-95.)

10.1 First amendment to the Indianapolis Power & Light Company Supplemental Retirement Plant & Trust Agreement for a select group of management employees. **

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  None

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          INDIANAPOLIS POWER & LIGHT COMPANY
                                          ----------------------------------
                                                     (Registrant)



Date:     November 12, 1999                   /s/  John R. Brehm
       -------------------------           -------------------------------
                                                  John R. Brehm
                                                  Senior Vice President, Finance



Date:     November 12, 1999                   /s/  Stephen J. Plunkett
       -------------------------           --------------------------------
                                                  Stephen J. Plunkett
                                                     Controller