Form 10-K405
period 1999-12-31
INDIANAPOLIS POWER & LIGHT CO
filed 2000-03-01
CIK 50217

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the fiscal year ended
           December 31, 1999                   Commission File Number  1-3132-2


                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                       35-0413620
         (State or other jurisdiction                      (I.R.S. Employer
           of incorporation or organization)                Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                                 46204
         (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  317-261-8261

         Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:

         591,353 Shares of Cumulative Preferred Stock

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     As of January 31, 2000,  there were 17,206,630  shares of the  registrant's
common    stock     (without    par    value)     issued    and     outstanding.
                     -------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Indianapolis Power & Light Company definitive Information Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 are incorporated by reference into Part III of this Report.

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

       IPL has two business segments, electric and "all other." Steam operations of IPL are in the "all other" segment (see Note 14 in the Notes to Financial Statements for additional information about segments).

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

       IPL's business is not dependent on any single customer or group of a few customers. IPL's electricity sales for 1995-1999 are depicted on page I-4.

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

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial (see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Competition and Industry Changes").
 .
RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Pursuant to statute, the IURC conducts a periodic review of the basic rates and charges of all utilities at least once every four years. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan option. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. During 1999, the total revenue from customers choosing the Elect Plan options was $68 million. The Elect Plan will expire in September 2001 unless a subsequent plan is approved by the IURC. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs, subject to certain restrictions on the level of operating income. Additionally, most such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (kWh) sales reductions along with current and deferred costs resulting from IPL's IURC-approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Consolidated Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

       Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated businesses (see "Competition and Industry Changes" in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been  recognized as assets and  liabilities...."
Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be required to adopt SFAS 101 in the near term.

FUEL

       In 1999, approximately 99% of the total kWh produced by IPL were generated from coal. Natural gas, No. 2 fuel oil and purchased steam combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units.

       IPL's long-term coal contracts provide for the major portion of its burn requirements through the year 2005. The long-term coal agreements are with four suppliers and the coal is mined entirely in the state of Indiana. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry. In preparation for possible supply problems with Year 2000 issues, IPL temporarily increased its stockpile to an approximate 100-day supply at the end of 1999.

EMPLOYEE RELATIONS

       As of December 31, 1999, IPL had 1,936 employees of whom 971 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 307 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In September 1999, the membership of the IBEW ratified a new labor agreement that remains in effect until December 16, 2002. The agreement provided for general pay adjustments of 4% in December 1999 and 2% in both 2000 and 2001, and changes in pension and health care coverage. In February of 1998, the membership of the EUWU ratified a new labor agreement that remains in effect until February of 2001. The agreement provided for general pay adjustments of 3% in both 1998 and 1999, as well as an adjustment of 2% in 2000. The agreement also provides for increases in pension amounts.

                                         INDIANAPOLIS POWER & LIGHT COMPANY
                                         STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                Year Ended December 31,
                                  ------------------------------------------------------------------------------------
Operating Revenues (In              1999 (1)         1998 (1)          1997 (1)            1996              1995
Thousands):
                                  ------------     ------------    --------------     -------------     --------------
  Residential                     $   282,254      $   269,351     $     261,832      $    261,819      $     243,055
  Small industrial and commercial     127,027          122,082           125,131           131,465            130,009
  Large industrial and commercial     328,903          321,103           306,761           298,720            275,803
  Public lighting                      10,386            9,754             9,324             9,043              8,369
  Miscellaneous                        10,600           12,469            12,050             9,264              8,289
                                  ------------     ------------    --------------     -------------     --------------
    Revenues - ultimate               759,170          734,759           715,098           710,311            665,525
consumers
  Sales for resale - REMC               1,035              936             1,082             1,141              1,105
  Sales for resale - other             40,132           50,140            21,954            13,312              6,758
                                  ------------     ------------    --------------     -------------     --------------
      Total electric revenues     $   800,337      $   785,835     $     738,134      $    724,764      $     673,388
                                  ============     ============    ==============     =============     ==============

Kilowatt-hour Sales (In
Millions):
  Residential                           4,510            4,359             4,276             4,367              4,277
  Small industrial and commercial       1,928            1,888             1,969             2,117              2,197
  Large industrial and commercial       7,187            7,138             6,857             6,772              6,509
  Public lighting                          73               71                69                71                 73
                                  ------------     ------------    --------------     -------------     --------------
    Sales - ultimate consumers         13,698           13,456            13,171            13,327             13,056
  Sales for resale - REMC                  33               31                29                29                 28
  Sales for resale - other              1,968            2,252             1,111               725                394
                                  ------------     ------------    --------------     -------------     --------------
      Total kilowatt-hours sold        15,699           15,739            14,311            14,081             13,478
                                  ============     ============    ==============     =============     ==============

Customers at End of Year:
  Residential                         385,799          379,943           374,686           370,029            365,163
  Small industrial and commercial      42,610           42,230            41,137            40,393             39,772
  Large industrial and commercial       4,107            4,036             3,960             3,657              3,557
  Public lighting                         509              445               357               313                290
                                  ------------     ------------    --------------     -------------     --------------
    Total ultimate consumers          433,025          426,654           420,140           414,392            408,782
  Sales for resale - REMC                   1                1                 1                 1                  1
                                  ------------     ------------    --------------     -------------     --------------
      Total electric customers        433,026          426,655           420,141           414,393            408,783
                                  ============     ============    ==============     =============     ==============


(1) Includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Notes 1 and 3 in the Notes to Financial Statements).


Item 2.       PROPERTIES
              ----------

       IPL's executive offices are in the IPALCO Corporate Center located at One Monument Circle, Indianapolis, Indiana. This facility also houses certain administrative operations of certain other IPALCO subsidiaries.

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

       Combination Electric and Steam Station:

     C.C.Perry Section K plant (Perry K), located in Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross winter and summer capacity of 1,990 Mlbs. per hour for steam.


       Net electrical generation during 1999, at the Petersburg, Stout and Pritchard stations accounted for about 69.0%, 23.3% and 7.7%, respectively, of IPL's total net generation. Perry K produced all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system in Indianapolis.

        Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW. Also included is one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       During 1998, IPL announced plans to construct up to 200 megawatts of new combustion turbines (CTs). The new turbines would be used during times of highest or "peak" electric demand. One turbine is expected to be placed in service by June 2000, and is included in the construction forecast. IPL filed a petition with the IURC recommending that the IURC decline its jurisdiction over IPL's planned construction and operation of the new CTs and adopt an alternative procedure for dealing with the sale of power produced by the CTs to IPL's retail customers. During 1999, the IURC agreed to decline to exercise its jurisdiction over the construction of the CTs. The Commission also agreed to defer any determinations regarding all ratemaking issues until a later proceeding.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 269 miles of 34,500 volt lines. Underground distribution and service facilities include 686 miles of conduit and 6,487 wire miles of conductor. Underground street lighting facilities include 108 miles of conduit and 760 wire miles of conductor. Also included in the system are 73 bulk power substations and 69 distribution substations.

       Steam distribution properties include 22 miles of mains with 238 customer connections. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. IPL owns approximately 4,067 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana, for future plant sites.

       All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

       The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.

Item 3.       LEGAL PROCEEDINGS
              -----------------

     IPL is a  party  to  State  of  Michigan  et al v.  U.S.  EPA a  proceeding
                          ----------------------------------------
instituted in November, 1998, now pending in the U.S. Court of Appeals for the District of Columbia Circuit. This is a petition for review of EPA's rule promulgated October 27, 1998, requiring Indiana and 22 other jurisdictions to impose more stringent limitations on emissions of nitrogen oxides (the "NOx SIP Call"). Petitioners challenging the NOx SIP Call include seven states, about 60 investor-owned electric utility companies, numerous trade associations, serveral municipal utilities, co-ops, and labor unions. Intervenor-respondents include several environmental interest groups, Canada, eight states in the Northeast, and several eastern electric utility companies.

     EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from IPL's current emissions.

     It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible to predict accurately the costs of compliance. IPL's preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $180 million.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 29, 2000

       Name, age (at December 31, 1999), and positions and offices held for the past five years:

                                                   From              To
                                                   ----              --
John R. Hodowal (54)
  Chairman of the Board                       February, 1990
  Chief Executive Officer                     May, 1989

Ramon L. Humke (67)
  President and Chief Operating
    Officer                                   February, 1990

John R. Brehm (46)
  Senior Vice President - Finance             May, 1998
  Senior Vice President - Finance
    and Information Services                  May, 1991           May, 1998

Ralph E. Canter (43)
  Senior Vice President -
    Customer Services                         May, 1998
  Vice President-
    Steam Operations                          May, 1995           May, 1998
  Manager of Steam Operations                 October, 1990       May, 1995

Bryan G. Tabler (56)
  Senior Vice President -
    Secretary and General Counsel             January, 1995

Stephen M. Powell (49)
  Senior Vice President -
    Energy Supply                             May, 1998
  Manager of Engineering and
    Production Services                       June, 1994          May, 1998

Paul S. Mannweiler (50)
  Senior Vice President -
    External Affairs                          January, 1997
  Partner, Locke Reynolds Boyd and Weisell    July, 1980          December, 1996

Max Califar (46)
  Vice President - Human
    Resources                                 December, 1992

Michael G. Banta (49)
  Vice President - Financial Strategy         May, 1998
  Vice President and Assistant General
      Counsel of IPL                          July, 1995          May, 1998

Daniel L. Short (42)
  Treasurer                                   January, 2000
  Treasurer - Mid-America
        Capital Resources                     January, 1995

Stephen J. Plunkett (51)
  Controller                                  May, 1991

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

       All common stock of IPL is owned by IPALCO and is not publicly traded on any stock exchange.

       Aggregate dividends paid on the common stock were $129.9 million and $214.2 million during 1999 and 1998, respectively. Dividends were paid at varying intervals as determined by the Board of Directors.

     IPL's Board of Directors declared a dividend on common stock of $12.9 million on November 30, 1999, payable January 15, 2000.

Dividend Restrictions
---------------------

       So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1999, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

Item 6.        SELECTED FINANCIAL DATA
               -----------------------



(In Thousands)                                      1999              1998              1997             1996              1995
----------------------------------------      ---------------   ---------------   ---------------  ---------------   ---------------

Total operating revenues (1)                  $      834,652    $      821,256    $      776,427   $      762,503    $      709,206
Operating income                                     183,501           179,511           167,315          163,219           147,588
Allowance for funds used
  during construction                                  2,201             2,300             4,407            9,321            11,370
Income before cumulative effect
  of accounting change (1)                           146,231           149,147           133,402          122,588           106,273
Cumulative effect of accounting change (1)                 -                 -            18,347                -                 -
Net income                                           146,231           149,147           151,749          122,588           106,273
Preferred dividend requirements                        3,213             3,119             2,760            3,182             3,182
Income applicable to
  common stock                                       143,018           146,028           148,989          119,406           103,091
Utility plant - net                                1,750,412         1,748,460         1,766,383        1,787,969         1,792,007
Total assets                                       2,048,750         2,023,066         2,049,772        2,052,400         2,108,816
Construction expenditures                            103,452            79,458            73,130           78,543           166,874
Common shareholder's equity                          780,510           767,926           835,492          782,249           747,129
Nonredeemable cumulative
  preferred stock                                     59,135            59,135             9,135           51,898            51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                                 627,951           627,893           627,840          627,791           669,000


    See financial statements.

(1) In 1997, IPL adopted the unbilled revenue method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Notes 1 and 3 in the Notes to Financial Statements).

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS (INCLUDING ITEM 7A)
              -----------------------------------------

       IPL  has  two  business  segments  (electric  and  "all  other").   Steam
operations are in the "all other" category (see Note 14 in the Notes to Financial Statements).

FORWARD-LOOKING STATEMENTS

       IPL hereby files cautionary statements identifying important factors that could cause IPL's actual results to differ materially from those projected in forward-looking statements of IPL. This Form 10-K, and particularly Management's Discussion and Analysis, contains forward-looking statements. Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

       Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly affect IPL's financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors

       All such factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond the control of IPL.

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

       IPL is subject to extensive regulation at both the federal and state level. IPL is substantially affected by the regulatory jurisdiction of the Environmental Protection Agency and the Federal Energy Regulatory Commission at the federal level and the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission (IURC) at the state level. Other significant regulatory agencies affecting IPL include but are not limited to the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions over investor-owned utilities.

       An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as elsewhere. Therefore, IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant and steadfast in protecting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment which is subject to rapid change in large part because of the trend toward restructuring of the United States electric utility industry and increased activity by environmental regulators.

Elect Plan
----------

       In 1998, the IURC approved a plan that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. IPL's authority to offer these options will expire on September 18, 2001, and any contracts entered into thereunder must terminate on or before that date unless a subsequent plan is approved by the IURC.

       Under the plan, eligible IPL customers may enter into written contracts for:

      Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for one or more years.

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

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual jurisdictional operating income of IPL's electric business is subject to review. IPL's steam business is subject to annual fuel adjustment clause proceedings. Customer refunds could result if actual annual jurisdictional operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 2000.


                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level and in several states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows:

Wholesale Energy Market
-----------------------

       In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 concerning open access transmission service for wholesale sales. These Orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. IPL filed its open access transmission tariff on January 6, 2000. Historically, FERC has issued an order making such tariffs effective as of their date of filing. FERC Order 888 also provides for the recovery of utility stranded costs which are defined as the difference between revenues received by utilities under traditional ratemaking and market-based prices.

       In  December  1999,  FERC  issued  Order  2000,  which  provides  for the voluntary formation of regional transmission organizations (RTOs), entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals. The rule requires all public utilities that own, operate or control interstate transmission to individually file in October 2000, either a proposal to join an RTO or the reasons for not participating in an RTO.

Retail Energy Market
--------------------

       The legislatures of several states have enacted, and many other states are considering, new laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before competition is fully effective. Additionally, a few states have implemented pilot programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted I.C. 8-1-2.5. This law enables the IURC to consider and approve, on an individual utility basis, utility-initiated proposals wherein the IURC declines to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. The IPL Elect Plan was approved by the IURC under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but failed to pass. Subsequently, comprehensive restructuring bills were submitted in both 1999 and 2000 and also failed to pass. IPL continues to work cooperatively with other electric utilities in Indiana regarding future legislation. However, the outcome of such efforts is uncertain.

National Ambient Air Quality Standards
--------------------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects. EPA has petitioned the Supreme Court to review the Court of Appeals' decision.

NOx SIP Call
------------

       On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call.

       Because power plants emit nitrogen oxides, as well as certain air pollutants that may contribute to formation of fine particulate matter, existing IPL sources may be required to be retrofitted with additional air pollution controls in the future, either as a result of EPA's 1997 and 1998 regulations or due to future regulatory actions. IPL is a party to litigation concerning EPA's 1997 and 1998 final regulations, and that litigation is still in progress.

       EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from IPL's current emissions.

       It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. IPL's preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $180 million.

       The Indiana Department of Environmental Management has recently circulated a draft rule calling for coal-fired electric utilities to meet an emission limit of 0.25 pounds of NOx per million BTUs of heat input on a company-wide basis. Preliminary estimates are that compliance with such a limit would call for IPL to expend capital of approximately $81 million. It is not possible to predict whether the draft rule will ever become effective.

       As to timing, if either of the requirements discussed in the two preceding paragraphs became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2002 and 2005. There can be no certainty about these estimates.

       IPL expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1999, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's, P-1 by Moody's Investor Services and D-1 by Duff & Phelps. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       During 1999, IPL refinanced its $23.5 million 7.45% Series first mortgage bonds with the use of proceeds from a $23.5 million unsecured note. The 1999 Series note has an interest rate based on tax-exempt auction rates and has a maturity date of August 1, 2030 (see Note 7 in the Notes to Financial Statements).

       IPL has no long-term debt that matures during 2000. However, other existing higher-rate debt may be refinanced depending upon market conditions.

       During the next five years, IPL expects to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are projected to provide the funds required for IPL's construction program. See the following section for discussion of the construction program.

                               Future Performance
                               ------------------

       Traditionally, retail KWH sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail KWH sales have grown at a compound annual rate of 2.0%, while the Indianapolis economy grew at an annual rate of 2.5%. The Indianapolis economy is expected to grow at an annual rate of 2.7% for 2000 through 2004, according to the Kelley School of Business at Indiana University.

       IPL's wholesale KWH sales decreased 12% in 1999 over the level achieved in 1998 largely as a result of planned and unplanned generating unit outages. As IPL's retail sales grow the amount of generating capacity available for wholesale sales is more limited. The ability to sell power in the highly competitive wholesale market is also highly dependent on market conditions and the level and frequency of unplanned outages. IPL is unable to predict with any degree of certainty the level of wholesale sales that may be achieved in 2000.

       Operating and maintenance expenses were $425.0 million in 1999. These expenses in 2000 will be influenced by the level of KWH generation, generating unit availability and overhaul costs, cost control programs and inflation. IPL depends on purchased power, in part, to meet its retail obligations. Purchased power costs are highly volatile and, therefore, IPL is unable to predict with any degree of certainty the level of those costs for 2000.

       IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. These projected amounts also include $20.7 million of costs associated with new environmental standards proposed by the EPA which are currently under appeal in the United States Court of Appeals (see "Competition and Industry Changes").


                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period whether billed or not. Previously, IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of income taxes, was a one-time income increase of $18.3 million and was reported as a separate component of net income for 1997. This accounting change does not affect IPL's cash flow or liquidity (see Note 3 in the Notes to Financial Statements).

Preferred Stock, Debt Issuance  and Dividend Restrictions
------------------------------  -------------------------

       Restrictions on IPL's ability to issue certain securities or pay cash dividends are contained in its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The Articles require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified therein, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The Mortgage requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1999, the ratios under the Articles and the Mortgage are 5.05 and 12.35, respectively.

       So long as any of the several series of bonds of IPL issued under its Mortgage remain outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1999, exceeded retained earnings at that date. In addition, pursuant to IPL's Articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment

       IPL believes these requirements will not restrict any anticipated future financings or cash dividend payments. At December 31, 1999, and considering all existing restrictions, IPL had the capacity to issue approximately $1.2 billion of additional long-term debt.

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which IPL is exposed is related to interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. IPL had $455.3 million of fixed rate and $173.5 million of variable rate long-term debt outstanding at December 31, 1999. The weighted average interest rates of IPL's fixed rate and variable rate long-term debt were 6.7% and 3.8%, respectively, at December 31, 1999. The fair values of the fixed rate and variable rate long-term debt were $441.6 million and $173.5 million at December 31, 1999. IPL's $80 million 6.05% Series first mortgage bond matures in February 2004.

       To manage IPL's exposure to fluctuations in interest rates and to lower funding costs, IPL has entered into an interest rate swap. Under this swap, IPL agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the statements of income as a component of interest expense. At December 31, 1999, IPL's interest rate swap agreement had a notional amount of $40 million, and it expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of this swap agreement was $0.4 million at December 31, 1999.

Year 2000
---------

       IPL has not discovered any significant problems associated with its systems as a result of the year change from 1999 to 2000. It is unlikely that any such problems will be encountered in the future. However, should such problems occur, IPL has established a Year 2000 Committee which would act to correct any problems as a result of the year changeover. It is not likely that any such occurrences would have a material effect on the financial position or results of operations of the Company.

Cash Flows
----------

       Additional information regarding IPL's historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL, is disclosed in the Statements of Cash Flows and in the Notes to Financial Statements.

RESULTS OF OPERATIONS

       Income applicable to common stock decreased by $3.0 million in 1999 compared to 1998. Income applicable to common stock decreased by $3.0 million in 1998 compared to 1997. The following discussion highlights the factors contributing to these decreases.

Utility Operating Revenues
--------------------------

     Operating revenues in 1999 and 1998 increased from the prior year by $13.4 million and $44.8 million, respectively. The increases in revenues resulted from the following:

                                                         Increase (Decrease)
                                                         -------------------
                                                  1999 over 1998  1998 over 1997
                                                  --------------  --------------
                                                          (In Millions)
Electric:
     Change in retail KWH sales - net of fuel         $ 17.5       $ 14.5
     Change in estimate for unbilled revenue             8.0           -
     Fuel revenue                                       (0.1)         3.5
     Wholesale revenue                                  (9.9)        28.0
     DSM tracker revenue                                 0.8          1.3
Steam revenue                                           (1.1)        (2.9)
Other revenue                                           (1.8)         0.4
                                                      ------       ------
     Total change in operating revenues               $ 13.4       $ 44.8
                                                      ======       ======

       The increase in retail KWH sales in 1999 primarily was due to economic growth in Indianapolis. The increase in 1998 also reflected economic growth in Indianapolis, as well as an increase in cooling degree days during the summer partially offset by a decrease in heating degree days. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                 Increase (Decrease)
                                                 -------------------
                                     1999 over 1998            1998 over 1997
                                     --------------            --------------

Electric Residential Customers       5,856      1.5%          5,257      1.4%
Commercial & Industrial Customers      451      1.0%          1,169      2.6%

Heating Degree Days                    448     10.1%         (1,261)   (22.2)%
Cooling Degree Days                   (73)     (5.8)%           381     43.8%

       A change in the estimate for unbilled revenue was made during 1999. The changes in fuel revenues in 1999 and 1998 from the prior year reflect differences in fuel costs billed to customers. Wholesale sales were $41.2 million, $51.1 million and $23.1 million for 1999, 1998 and 1997, respectively. The decrease in wholesale revenues in 1999 was a result of both planned and unplanned generating unit outages during 1999. The increase in wholesale revenues during 1998 reflected increased wholesale marketing efforts and energy requirements of other utilities. The decrease in other revenues during 1999 reflects decreased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense decreased in 1999 by $7.2 million due primarily to a decrease in deferred fuel cost and a 0.3% decrease in generation caused by unscheduled unit outages. During 1998, fuel expense increased by $16.5 million primarily as a result of increased total KWH sales.

       Other operating expenses decreased $18.3 million in 1999 primarily due to decreased administrative and general expenses of $10.5 million and increased sales of emission allowances of $4.8 million (reduced operating expenses) as well as other cost improvements. The decreased administrative and general expenses were primarily due to decreased benefits expense as well as the non-recurrence of a $2.2 million charge in 1998 for a voluntary early retirement and separation program. During 1998, other operating expenses increased from the prior year by $12.3 million. The increase in 1998 was partially due to increased administrative and general expenses of $7.7 million. This increase was due to the voluntary early retirement and separation program as well as increased outside services and increased labor costs. Electric distribution expenses increased $1.7 million and production expenses increased $1.5 million during 1998.

       Power purchased increased by $22.6 million during 1999 as a result of the combination of higher market prices for scheduled summer peaking power and a $13.0 million increase in replacement power costs due to the unusually high level of generating unit outages during peak electricity demand in the third quarter of 1999. Power purchased decreased $0.7 million during 1998 due to decreased demand charges partially offset by increased purchases of KWH.

       Maintenance expenses increased by $4.1 million during 1999 and decreased by $3.2 million during 1998. These variances primarily reflect the timing of major generating unit overhauls.

       Taxes other than income taxes decreased by $0.9 million during 1999 primarily due to decreased employment taxes. During 1998, taxes other than income taxes increased $2.0 million from the prior period due to increased property taxes, gross income taxes and employment taxes.

     Income taxes - net increased in both 1999 and 1998 from the prior years by $4.3 million and $6.9 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction did not change during 1999 from the prior period. During 1998, allowance for equity funds used during construction decreased $2.1 million. In mid-1997, the amortization of deferred carrying charges on a plant asset ended, contributing to this decrease.

       Other-net, which includes the pretax non-operating income from IPL, increased by $2.3 million during 1999. This increase was primarily due to an insurance recovery. Other-net decreased by $4.7 million during 1998, as compared to the prior year. The decrease in 1998 was primarily related to the non-recurring gain from the sale of a retired plant site in 1997.

        During 1998, a gain from the liquidation and termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million before taxes.

Interest Charges
----------------

       Interest on long-term debt decreased by $0.3 million and $0.4 million in 1999 and 1998, respectively, from the prior years. The decrease in 1999 was due to decreased interest expense on floating debt due to lower average interest rates. The decrease in 1998 was due to the redemption of $11.3 million 5 5/8% Series in May 1997.

       Other interest charges increased by $0.5 million during 1999 primarily due to increased short-term debt borrowings. Other interest charges decreased by $0.6 million during 1998 from the prior year as a result of decreased interest on tax assessments and decreased interest on short-term debt borrowings.

Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was recorded during 1997. Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Notes 1 and 3 in the Notes to Financial Statements).

New Accounting Pronouncement
----------------------------

       The Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 137 delayed the effective date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000 (see
Note 1 in the Notes to Financial Statements).

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ============================


To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company as of December 31, 1999 and 1998, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of IPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the financial statements, in 1997 the Company changed its method of accounting for unbilled revenue.


DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 20, 2000


                                        INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Income
                               For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------

                                                                            1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)
OPERATING REVENUES (Notes 3 and 10):
  Electric                                                              $   800,337     $   785,835     $   738,134
  Steam                                                                      34,315          35,421          38,293
                                                                        ------------    ------------    ------------
    Total operating revenues                                                834,652         821,256         776,427
                                                                        ------------    ------------    ------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                                    173,872         181,036         164,578
    Other                                                                   137,348         155,610         143,311
  Power purchased                                                            29,769           7,170           7,833
  Purchased steam                                                             6,391           5,968           7,075
  Maintenance                                                                77,637          73,501          76,679
  Depreciation and amortization                                             107,469         103,223         103,230
  Taxes other than income taxes                                              34,190          35,047          33,071
  Income taxes - net (Note 9)                                                84,475          80,190          73,335
                                                                        ------------    ------------    ------------
    Total operating expenses                                                651,151         641,745         609,112
                                                                        ------------    ------------    ------------
OPERATING INCOME                                                            183,501         179,511         167,315
                                                                        ------------    ------------    ------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                         1,372           1,389           3,462
  Other - net                                                                 2,130            (158)          4,507
  Gain on termination of agreement (Note 13)                                    -            12,500             -
  Income taxes - net (Note 9)                                                  (581)         (4,196)         (1,105)
                                                                        ------------    ------------    ------------
    Total other income - net                                                  2,921           9,535           6,864
                                                                        ------------    ------------    ------------
INCOME BEFORE INTEREST CHARGES                                              186,422         189,046         174,179
                                                                        ------------    ------------    ------------

INTEREST CHARGES:
  Interest on long-term debt                                                 38,057          38,395          38,809
  Other interest                                                              1,141             675           1,243
  Allowance for borrowed funds used during construction                        (829)           (911)           (945)
  Amortization of redemption premiums and expenses on
    debt - net                                                                1,822           1,740           1,670
                                                                        ------------    ------------    ------------
    Total interest charges                                                   40,191          39,899          40,777
                                                                        ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                     146,231         149,147         133,402
                                                                        ------------    ------------    ------------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                                   -               -          18,347
                                                                        ------------    ------------    ------------

NET INCOME                                                                  146,231         149,147         151,749
                                                                        ------------    ------------    ------------

PREFERRED DIVIDEND REQUIREMENTS                                               3,213           3,119           2,760
                                                                        ------------    ------------    ------------

INCOME APPLICABLE TO COMMON STOCK                                       $   143,018     $   146,028     $   148,989
                                                                        ============    ============    ============

See notes to financial statements.


                                     INDIANAPOLIS POWER & LIGHT COMPANY

                                               Balance Sheets
                                         December 31, 1999 and 1998
--------------------------------------------------------------------------------------------------------------

ASSETS                                                                      1999                    1998
--------------------------------------------------------------------------------------------------------------

                                                                                (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                                  $     2,922,338          $     2,859,899
  Less accumulated depreciation                                            1,299,122                1,202,356
                                                                     ----------------         ----------------
      Utility plant in service - net                                       1,623,216                1,657,543
  Construction work in progress                                              116,478                   80,198
  Property held for future use                                                10,718                   10,719
                                                                     ----------------         ----------------
      Utility plant - net                                                  1,750,412                1,748,460
                                                                     ----------------         ----------------

OTHER PROPERTY:
  At cost, less accumulated depreciation                                       5,753                    5,790
                                                                     ----------------         ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                   16,234                    4,250
  Accounts receivable and unbilled revenue (less allowance for doubtful
    accounts - 1999, $1,091,000 and 1998, $996,000) (Note 3)                  49,599                   36,692
  Fuel - at average cost                                                      50,985                   38,968
  Materials and supplies - at average cost                                    48,106                   48,163
  Tax refund receivable                                                        3,549                    7,643
  Prepayments and other current assets                                         8,120                    3,634
                                                                     ----------------         ----------------
      Total current assets                                                   176,593                  139,350
                                                                     ----------------         ----------------

DEFERRED DEBITS:
  Regulatory assets (Note 5)                                                 107,948                  116,801
  Miscellaneous                                                                8,044                   12,665
                                                                     ----------------         ----------------
      Total deferred debits                                                  115,992                  129,466
                                                                     ----------------         ----------------


      TOTAL                                                          $     2,048,750          $     2,023,066
                                                                     ================         ================


See notes to financial statements.

--------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                              1999                     1998
--------------------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)

CAPITALIZATION (See Notes 6 and 7):
  Common shareholder's equity
    Common stock, no par, authorized - 20,000,000 shares, issued and outstanding
      - 17,206,630 shares in 1999,
      17,206,630 shares in 1998                                       $       324,537          $      324,537
    Premium and net gain on preferred stock                                     2,642                   2,642
    Retained earnings                                                         453,331                 440,747
                                                                      ----------------         ---------------
      Total common shareholder's equity                                       780,510                 767,926
  Cumulative preferred stock                                                   59,135                  59,135
  Long-term debt (Note 2)                                                     627,951                 627,893
                                                                      ----------------         ---------------
        Total capitalization                                                1,467,596               1,454,954
                                                                      ----------------         ---------------

CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                          49,000                  19,200
  Accounts payable and accrued expenses                                        53,437                  64,461
  Dividends payable                                                            13,668                  13,158
  Taxes accrued                                                                22,078                  18,283
  Interest accrued                                                             12,898                  13,326
  Other current liabilities                                                    13,356                  13,731
                                                                      ----------------         ---------------
      Total current liabilities                                               164,437                 142,159
                                                                      ----------------         ---------------


DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                        339,986                 328,417
  Unamortized investment tax credit                                            39,226                  41,993
  Accrued postretirement benefits (Note 11)                                     4,338                  10,768
  Accrued pension benefits (Note 11)                                           29,018                  39,953
  Miscellaneous                                                                 4,149                   4,822
                                                                      ----------------         ---------------
      Total deferred credits and other long-term liabilities                  416,717                 425,953
                                                                      ----------------         ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

      TOTAL                                                           $     2,048,750          $    2,023,066
                                                                      ================         ===============

See notes to financial statements.

                                          INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Cash Flows
                                 For the Years Ended December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------

                                                                             1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $   146,231     $    149,147     $    151,749
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            106,311          100,829           98,908
    Amortization of regulatory assets                                         14,470           14,246           16,210
    Deferred income taxes and investment tax credit adjustments - net          6,227           (2,483)          12,669
    Allowance for funds used during construction                              (2,201)          (2,300)          (4,407)
    Cumulative effect of accounting change - before taxes (Note 3)                 -                -          (29,915)
    Change in certain assets and liabilities:
     Accounts receivable - excluding cumulative effect
         of accounting change                                                (12,907)           6,361           (5,246)
      Fuel, materials and supplies                                           (11,960)          (4,483)            (500)
      Accounts payable                                                       (11,024)             491            7,433
      Taxes accrued                                                            3,795             (391)            (947)
      Accrued pension benefits                                               (10,935)             132            2,538
      Other - net                                                             (3,148)          (9,338)          (6,200)
                                                                         ------------    -------------    -------------
Net cash provided by operating activities                                    224,859          252,211          242,292
                                                                         ------------    -------------    -------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                 (103,452)         (79,458)         (73,130)
  Other                                                                       (5,832)          (1,102)          (2,333)
                                                                         ------------    -------------    -------------
Net cash used in investing activities                                       (109,284)         (80,560)         (75,463)
                                                                         ------------    -------------    -------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                  23,500                -                -
  Issuance of preferred stock (Note 6)                                             -           50,000                -
  Retirement of long-term debt                                               (23,500)               -          (11,250)
  Preferred stock redemptions (Note 6)                                             -                -          (41,814)
  Short-term debt - net                                                       29,800           (4,500)         (10,300)
  Dividends paid                                                            (133,137)        (217,362)        (107,384)
  Other                                                                         (254)            (489)              29
                                                                         ------------    -------------    -------------
Net cash used in financing activities                                       (103,591)        (172,351)        (170,719)
                                                                         ------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          11,984             (700)          (3,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 4,250            4,950            8,840
                                                                         ------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    16,234     $      4,250     $      4,950
                                                                         ============    =============    =============

-----------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                 $    39,215     $     38,644     $     39,837
                                                                         ============    =============    =============
    Income taxes                                                         $    79,004     $     90,467     $     75,621
                                                                         ============    =============    =============

See notes to financial statements.

                                              INDIANAPOLIS POWER & LIGHT COMPANY

                                               Statements of Retained Earnings
                                     For the Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 1999               1998               1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)


RETAINED EARNINGS AT BEGINNING OF YEAR                                     $     440,747       $    508,626       $    456,349
NET INCOME                                                                       146,231            149,147            151,749
                                                                              -----------        -----------        -----------
    Total                                                                        586,978            657,773            608,098

DEDUCT:
  Cash dividends declared:
    Cumulative preferred stock - at prescribed
      rate of each series (See Note 6)                                             3,213              3,119              2,760
    Common stock                                                                 130,434            213,417             96,712
    Capital stock expense                                                           -                   490               -
                                                                           --------------      -------------      -------------
    Total                                                                        133,647            217,026             99,472
                                                                           --------------      -------------      -------------

RETAINED EARNINGS AT END OF YEAR                                           $     453,331       $    440,747       $    508,626
                                                                           ==============      =============      =============

See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ==================================
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------
 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       All the outstanding  common stock of  Indianapolis  Power & Light Company
(IPL) is owned by IPALCO Enterprises, Inc. At December 31, 1999 and 1998, IPL had a receivable, which is due on demand, for advances made to IPALCO.

     Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area.

       Concentrations of Risk: Substantially all of IPL's business activity is with customers located within the Indianapolis area. In addition, approximately 66% of IPL's employees are covered by collective bargaining agreements.

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

       Revenues: Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for electric and steam delivered during the period (see
Note 3). Revenues are accrued for services provided but unbilled at the end of each month.

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

       On August 18, 1999, the IURC issued an order that allows for the recovery of purchased power costs based on a benchmark. This benchmark will be determined by the calculation of a utility's highest on-system fuel cost. If the cost per Mwh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per Mwh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC. The Indiana Office of Utility Consumer Counselor has appealed that order and the eventual outcome of this matter is unknown at this time.

       Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C.
8-1-2-42.5.

       Effective July 1, 1996, IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1999, the Commission found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1999, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $128.8 million, of which $10.6 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results or from the date of the last rate order, whichever is longer. As a consequence, IPL could, for a period of time, earn above $163 million of electric jurisdictional retail net operating income without being required to make a customer refund.

       Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

       Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs. During 1999, IPL's annual jurisdictional steam operating income was less than the authorized annual operating income at the January 31, 1999 measurement date.

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.4%, 9.7% and 9.1% during 1999, 1998 and 1997, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1999, 1998 and 1997.

     Sale of Accounts Receivable: IPL has sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1999, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax related amounts are paid .

       In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt, or, in the case of preferred stock redemption premiums, over 20 years.

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

       The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. Each employee's contribution is matched in amounts up to, but not exceeding, 4% of the employee's annual base compensation. IPL's contributions to the Thrift Plan, net of amounts allocated to related parties were $3.5 million, $3.4 million and $3.3 million in 1999, 1998 and 1997, respectively.

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

       New Accounting Pronouncement: Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 137 delayed the effective date of this standard to all fiscal quarters of all years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

       Use of Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. During 1999, IPL changed its estimate for unbilled revenue which resulted in a $8.0 million increase to unbilled revenue.

     Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  UTILITY PLANT IN SERVICE

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:


                                                  1999               1998
--------------------------------------------------------------------------------
                                                       (In Thousands)


Production.................................     $1,735,026        $1,716,786
Transmission...............................        239,976           238,453
Distribution...............................        802,543           761,296
General  ..................................        144,793           143,364
                                               -----------      ------------
         Total utility plant in service....     $2,922,338        $2,859,899
                                                ==========        ==========

       Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its C.C. Perry W plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included under the caption OTHER INCOME AND (DEDUCTIONS), "Other - net."

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

       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to IPL for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the interest rate swap agreement has been estimated at $.4 million and $(5.7) million, which represents the amount that IPL would have to pay or receive to enter into an equivalent agreement at December 31, 1999, and 1998, respectively, with a swap counterparty. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1999, and 1998, the carrying amount of IPL's long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                           1999               1998
     -------------------------------------------------------------
                                                (In Thousands)

       Carrying amount                  $627,951          $627,893
       Approximate fair value            615,071           667,035

5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31 are as follows:

                                                         1999            1998
--------------------------------------------------------------------------------
                                                            (In Thousands)

Related to deferred taxes (Note 1)                    $  49,398       $  46,823
Postretirement benefit costs in excess of
   cash payments and amounts capitalized (Note 11)        4,288          10,720
Unamortized reacquisition premium on debt (Note 1)       21,687          22,301
Unamortized Petersburg Unit 4 carrying charges
     and certain other costs (Note 1)                    28,119          29,174
Demand side management costs (Note 10)                    4,456           7,783
                                                      ---------       ---------
Total regulatory assets                               $ 107,948       $ 116,801
                                                      =========       =========


6.  CAPITAL STOCK

     Common Stock: There were no changes in IPL common stock during 1999, 1998 and 1997.

       Restrictions on the payment of cash dividends or other distributions on common stock and on the purchase or redemption of such shares are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on the common stock unless dividends on all outstanding shares of its preferred stock have been paid or declared and set apart for payment. All of the retained earnings at December 31, 1999, were free of such restrictions.

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

At December 31, preferred stock consisted of the following:

                                      December 31, 1999
                                       Shares      Call          December 31
                                     Outstanding   Price      1999        1998
                                     -----------   -----     ------      ------
                                                               (In Thousands)
Cumulative $100 Par Value,
     authorized 2,000,000 shares

     4% Series.....................   47,611    $118.00      $4,761      $4,761
     4.2% Series...................   19,331     103.00       1,933       1,933
     4.6% Series...................    2,481     103.00         248         248
     4.8% Series...................   21,930     101.00       2,193       2,193
     5.65% Series..................  500,000          -      50,000      50,000
                                     -------                -------     -------
Total cumulative preferred stock...  591,353                $59,135     $59,135
                                     =======                =======     =======

       During 1999, 1998 and 1997, preferred stock dividends were $3.2 million, $3.1 million and $2.8 million, respectively.

7.  LONG-TERM DEBT

       Long-term debt consists of the following:
                                                               December 31,
                                                               ------------
                                                          1999           1998
                                                          ----           ----
           Series                  Due                       (In Thousands)
           ------                  ---
     First Mortgage Bonds:
         6.05%             February 2004.............  $ 80,000        $ 80,000
         8%                October 2006..............    58,800          58,800
         7 3/8%            August 2007...............    80,000          80,000
         6.10% *           January 2016..............    41,850          41,850
         5.40% *           August 2017...............    24,650          24,650
         7.45%             August 2019...............         -          23,500
         5.50% *           October 2023..............    30,000          30,000
         7.05%             February 2024.............   100,000         100,000
         6 5/8% *          December 2024.............    40,000          40,000
     Unamortized discount - net......................      (849)           (907)
                                                      ---------       ---------
         Total first mortgage bonds..................   454,451         477,893

     IPL Variable Series Notes
         1991*             August 2021...............    40,000          40,000
         1994A*            December 2024.............    20,000          20,000
         1995B*            January 2023..............    40,000          40,000
         1995C*            December 2029.............    30,000          30,000
         1996*             November 2029.............    20,000          20,000
         1999              August 2030...............    23,500               -
                                                      ---------       ---------
         Total long-term debt .......................  $627,951        $627,893
                                                      =========       =========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

       IPL redeemed the $23.5 million, 7.45% Series bond in October 1999 with the proceeds from $23.5 million variable rate note issued September 1999.

       The IPL Series 1991 note provides for an interest rate that varies with the tax-exempt commercial paper rate. The IPL 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. Additionally, these notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains a $150 million long-term credit facility supporting these agreements, which were unused at December 31, 1999. The IPL Series 1999 note provides for an interest rate which varies based on tax-exempt auction rates. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates.


       The year-end interest rates for the variable rate notes are as follows:

                                           Interest Rate at
                                             December 31
                                       1999           1998
 -----------------------------------------------------------------------------

 Series 1991                          3.14%           3.48%
 Series 1994A                         3.38%           3.56%
 Series 1995B                         5.21%           5.21%
 Series 1995C                         3.41%           3.54%
 Series 1996                          3.41%           3.54%
 Series 1999                          3.74%             -

       In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counterparty and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%. The interest rate swap agreement is accounted for on a settlement basis. IPL is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPL does not anticipate nonperformance by the counterparty.

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $55 million used to provide loans for interim financing. These lines require the payment of commitment fees. At December 31, 1999, $9 million was outstanding, $40 million was used to support commercial paper and $6 million was unused. These lines of credit, based on separate agreements, have expiration dates ranging from February 2000 to April 2000.

     The weighted average interest rate on notes payable and commercial paper outstanding was 6.12% and 6.13% at December 31, 1999, and 1998, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:

                                                                         1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Operating Expenses:                                                                (In Thousands)
  Current income taxes:
    Federal.....................................................         $68,093        $72,094        $64,553
    State.......................................................           9,208         10,585          9,474
                                                                        --------       --------       --------
      Total current taxes.......................................          77,301         82,679         74,027
                                                                        --------       --------       --------

    Deferred federal income taxes...............................           8,117           (414)         1,444
    Deferred state income taxes.................................           1,824            715            803
                                                                       ---------      ----------     ---------
      Total deferred  income taxes..............................           9,941            301          2,247
                                                                       ---------      ----------      --------

  Net amortization of investment credit.........................          (2,767)        (2,790)        (2,939)
                                                                       ---------      ---------      ---------
      Total charge to operating expenses........................          84,475         80,190         73,335
  Net debit to other income and deductions......................             581          4,196          1,105
                                                                       ---------      ---------      ---------
                                                                          85,056         84,386         74,440
  Cumulative effect of change in accounting principle...........               -              -         11,209
                                                                       ---------      ---------      ---------
      Total federal and state income tax provisions.............         $85,056        $84,386        $85,649
                                                                       =========      =========      =========

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                              1999         1998         1997
-----------------------------------------------------------------------------
Federal statutory tax rate................    35.0%        35.0%        35.0%
Effect of state income taxes..............    (1.7)        (1.8)        (1.7)
Amortization of investment tax credits....    (1.2)        (1.2)        (1.2)
Other - net...............................    (0.2)        (1.0)        (0.9)
                                             -----        -----        -----
  Effective tax rate......................    31.9%        31.0%        31.2%
                                              ====         ====         ====

       The significant items comprising IPL's net deferred tax liability recognized in the balance sheets as of December 31, 1999, and 1998, are as follows:

                                                                                    1999                1998
------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Deferred tax liabilities:
     Relating to utility property..........................................         $422,907           $412,922
     Other.................................................................           16,072             15,113
                                                                                  ----------         ----------
         Total deferred tax liabilities....................................          438,979            428,035
                                                                                  ----------         ----------
Deferred tax assets:
     Relating to utility property..........................................           48,417             44,444
     Investment tax credit.................................................           23,856             25,547
     Employee Benefit Plans................................................           22,018             24,259
     Other.................................................................            3,394              5,260
                                                                                  ----------         ----------
         Total deferred tax assets.........................................           97,685             99,510
                                                                                  ----------         ----------
Net deferred tax liability.................................................          341,294            328,525
     Current deferred tax liability........................................            1,308                108
                                                                                  ----------         ----------
Deferred income taxes - net................................................         $339,986           $328,417
                                                                                  ==========         ==========

10.  RATE MATTERS

       Demand Side Management (DSM) Program: In compliance with certain orders, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On July 30, 1997, IPL received an IURC order approving a settlement agreement authorizing IPL to recognize in rates the existing regulatory asset (consisting of DSM costs deferred after January 31, 1995), along with carrying charges, and also to approve changes to IPL's DSM programs. On August 18, 1999, IPL received an IURC order approving a settlement agreement authorizing IPL to extend its low income single family residential DSM program through July 30, 2000.

       Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand, an opportunity to choose optional service or payment plans. This includes a green power option, a fixed rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                           Pension Benefits                 Other Benefits
                                                         ---------------------          ----------------------
(In Thousands)                                             1999          1998             1999          1998
--------------                                             ----          ----             ----          ----

Change in benefit obligation
Benefit obligation at beginning of year                 $276,638      $254,540           $148,895      $135,982
Service cost                                               5,845         5,535              3,735         3,503
Interest cost                                             18,899        18,021              9,989         9,932
Actuarial (gain) loss                                    (11,765)       12,740            (17,263)        5,155
Amendments                                                   764        (1,408)                 -             -
Benefits paid                                            (13,774)      (12,790)            (5,831)       (5,677)
                                                        --------      --------           --------      --------
Benefit obligation at end of year                        276,607       276,638            139,525       148,895
                                                        --------      --------           --------      --------


Change in plan assets
Fair value of plan assets
   at beginning of year                                  290,770       262,126             83,008        68,006
Actual return on plan assets                              30,417        37,179             14,820         1,643
Employer contribution                                      3,324         4,254             18,225        19,036
Benefits paid                                            (13,774)      (12,789)            (5,831)       (5,677)
                                                        --------      --------           --------      --------
Fair value of plan assets at end of year                 310,737       290,770            110,222        83,008
                                                        --------      --------           --------      --------

                                                          34,130        14,132            (29,303)      (65,887)
Funded status

Unrecognized net gain                                    (70,048)      (55,065)           (54,405)      (30,187)
Unrecognized prior service cost                           15,241        15,871                  -             -
Unrecognized net transition (asset) obligation            (8,341)       (9,755)            79,370        85,306
Adjustment to recognize minimum liability                      -        (5,136)                 -             -
                                                        --------      --------           --------      --------
Accrued benefit cost                                    $(29,018)     $(39,953)          $ (4,338)     $(10,768)
                                                        ========      ========           ========      ========

Weighted-average assumptions as of
   December 31
Discount rate                                              7.50%         7.00%              7.50%         7.00%



        The defined benefit pension plan had expected returns on plan assets of 9.0%, 8.0% and 8.0% for 1999, 1998 and 1997 respectively. The defined benefit plan assumed compensation increases to be 5.10% during 1998 and 1997. During 1999, the defined benefit plan began using salary bands to determine future benefit costs rather than rate of compensation increases. The supplemental retirement pension plan used an expected return on plan assets of 8.0% for 1999, 1998 and 1997. The supplemental plan assumed compensation increases to be 6.0% for 1999, 1998 and 1997.

        Other benefits used expected rates of return on plan assets of 8.0% for 1999, 1998 and 1997. For measurement purposes, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The year in which the ultimate health care cost trend rate of 4.5% will be achieved is assumed to be 2003.

                                                        Pension Benefits                           Other Benefits
                                                 ----------------------------------      ----------------------------------
(In Thousands)                                      1999        1998         1997          1999        1998        1997
                                                    ----        ----         ----          ----        ----        ----
Components of net periodic benefit cost
Service cost                                       $ 8,451      $10,617     $ 6,584       $ 3,735    $  3,503     $  3,942
Interest cost                                       18,899       18,021      16,873         9,991       9,932       11,088
Expected return on plan assets                     (25,417)     (20,426)    (18,344)       (6,482)     (5,223)      (3,734)
Amortization of transition (asset) obligation       (1,414)      (1,414)     (1,414)        6,105       6,093        6,093
Amortization of prior service cost                   1,394        1,124       1,159             -           -            -
Recognized actuarial gain                           (2,051)      (1,545)       (910)       (1,551)     (1,646)        (548)
                                                   --------     --------    --------      --------   ---------    --------
Periodic benefit cost                                 (138)       6,377       3,948        11,798      12,659       16,841
  Less: amounts to other parties                        (2)          65          60             -           -            -
                                                   --------     --------    --------      --------   ---------    --------
Net periodic benefit cost                             (136)       6,312       3,888        11,798      12,659       16,841
  Less: amounts capitalized                            (48)         339         621         1,888       1,924        2,930
                                                   --------     --------    --------      --------   ---------    --------
Amount charged to expense                           $  (88)     $ 5,973     $ 3,267       $ 9,910     $10,735      $13,911
                                                   ========     ========    ========      ========   =========    ========

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                      One Percentage-  One Percentage-
(In Thousands)                         Point Increase   Point Decrease
                                       --------------   --------------
Effect on total of service and
  interest cost components                $  1,613      $ (1,613)
Effect on postretirement
  benefit obligation                        15,406       (15,406)

      Also, during 1999, 1998 and 1997, IPL expensed postretirement regulatory asset amortization of $6.4 million each year. The final period of amortization is August 2000.

12.  COMMITMENTS AND CONTINGENCIES

       In 2000, IPL anticipates the cost of its construction program to be approximately $107 million.

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

14.  SEGMENT INFORMATION

       Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. IPL's reportable business segments are electric and "all other." Steam operations of IPL are in the "all other" category. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies (see Note 1). Intersegment sales are generally based on prices that reflect the current market conditions. The following tables provide information about IPL's business segments:

                                 1999                             1998                            1997
                                 ----                             ----                            ----
                     Electric   All Other   Total    Electric   All Other  Total     Electric   All Other   Total
                     --------   ---------   -----    --------   ---------  -----     --------   ---------   -----
                                                              (In Millions)

Operating
   Revenues          $  800   $  35     $  835        $  786   $   35     $  821        $  738   $  38    $  776
Depreciation and
   Amortization         104       3        107           100        3        103           100       3       103
Pre-tax Operating
   Income               263       5        268           255        5        260           233       8       241
Income Taxes             83       1         84            79        1         80            71       2        73
Property - net of
   Depreciation       1,674      76      1,750         1,671       77      1,748         1,693      73     1,766
Capital
   Expenditures         103       2        105            74        7         81            71       2        73

15.  QUARTERLY RESULTS (UNAUDITED)

     Operating results for the years ended December 31, 1999, and 1998, by quarter, are as follows (in thousands):

                                                                           1999
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Operating revenues.........................       $200,831         $203,010          $228,515         $202,296
Operating income...........................         43,251           49,434            48,414           42,402
Net income.................................         33,820           39,630            38,869           33,913

                                                                           1998
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Operating revenues.........................       $190,321         $206,706          $222,028         $202,201
Operating income...........................         40,142           49,198            51,665           38,506
Net income.................................         30,205           39,815            50,147           28,980

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


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

              None.

                                    PART III
                                    --------



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Information Statement of Indianapolis Power & Light Company dated March 20, 2000 (the registrant's Information Statement), under "Directors and Nominees-Election of 15 Directors" at pages 2-4 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at page I-7 of this Form 10-K under "Executive Officers of the Registrant at February 29, 2000."

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Information Statement under "Compensation of Executive Officers" at page 10, "Compensation of Directors" at page 6, "Compensation Committee Interlocks and Insider Participation" at page 5, "Pensions Plans" at page 15, and "Employment Contracts and Termination of employment and Change in Control Arrangements" at pages 16-17, is incorporated herein by reference.

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

                  Information relating to certain relationships and related transactions, set forth in the registrant's Information Statement under "Certain Business Relationships" at page 6, is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------      ---------------------------------------------------------------

                   (a) The Financial Statements under this Item 14 (a) 1 filed in this Form 10-K are those of Indianapolis Power & Light Company.

                         1.  Financial Statements
                             --------------------

                                Included in Part II of this report:

                                   Independent Auditors' Report

                                   Statements of Income for the Years Ended
                                     December 31, 1999, 1998 and 1997

                                   Balance Sheets, December 31, 1999 and 1998

                                   Statements of Cash Flows for the Years
                                     Ended December 31, 1999, 1998 and 1997

                                   Statements of Retained Earnings for the Years
                                     Ended December 31, 1999, 1998 and 1997

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

                                    None

                   (b)   Reports on Form 8-K

                            None


                                  INDIANAPOLIS POWER & LIGHT COMPANY                     EXHIBIT 12.1

                                  Ratio of Earnings to Fixed Charges




                                                               YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                     1999                1998                 1997
                                                 --------------      --------------       -------------
                                                                (Thousands of Dollars)
Earnings, as defined:
     Net income (1)                                   $146,231            $149,147            $133,402
     Income taxes                                       85,056              84,386              74,440
     Fixed charges, as below                            41,094              40,991              41,893
                                                 --------------      --------------       -------------

         Total earnings, as defined                   $272,381            $274,524            $249,735
                                                 ==============      ==============       =============

Fixed charges, as defined:
     Interest charges                                  $41,020             $40,810             $41,721
     Rental interest factor                                 74                 181                 172
                                                 --------------      --------------       -------------

         Total fixed charges, as defined               $41,094             $40,991             $41,893
                                                 ==============      ==============       =============

Ratio of earnings to fixed charges                        6.63                6.70                5.96
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

                                              INDIANAPOLIS POWER & LIGHT COMPANY



                                                   By  /s/  John R. Hodowal
                                                   ------------------------
                                                    (John R. Hodowal, Chairman
                                                     of the Board and President)

Date:  February 29, 2000
       -----------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                Title                   Date
   ---------                                -----                   ----

 (i) Principal Executive Officer:


  /s/ John R. Hodowal              Chairman of the Board     February 29, 2000
 ------------------------------       and Chief Executive
   (John R. Hodowal)                  Officer


 (ii) Principal Financial Officer:


  /s/ John R. Brehm                Senior Vice President-    February 29, 2000
 ------------------------------        Finance
   (John R. Brehm)


 (iii) Principal Accounting Officer:


  /s/ Stephen J. Plunkett          Controller                February 29, 2000
 ------------------------------
   (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of Indianapolis Power & Light
      Company:

 /s/ Joseph D. Barnett, Jr.                  Director         February 29, 2000
----------------------------
 (Joseph D. Barnett, Jr.)


 /s/ Daniel R. Coats                         Director         February 29, 2000
-----------------------------
 (Daniel R. Coats)


 /s/ Mitchell E. Daniels, Jr.                Director         February 29, 2000
--------------------------------------
 (Mitchell E. Daniels, Jr.)


 /s/ Rexford C. Early                        Director         February 29, 2000
--------------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III                     Director         February 29, 2000
-------------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                           Director         February 29, 2000
--------------------------------
 (Max L. Gibson)


 /s/ John R. Hodowal                         Director         February 29, 2000
-------------------------------
 (John R. Hodowal)


 /s/ Ramon L. Humke                          Director         February 29, 2000
----------------------------
 (Ramon L. Humke)


 /s/ Andre B. Lacy                           Director         February 29, 2000
-------------------------------
 (Andre B. Lacy)


 /s/ L. Ben Lytle                            Director         February 29, 2000
----------------------------------
 (L. Ben Lytle)


 /s/ Michael S. Maurer                       Director         February 29, 2000
---------------------------------------
 (Michael S. Maurer)


 /s/ Sallie W. Rowland                       Director         February 29, 2000
-----------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                          Director         February 29, 2000
----------------------------
 (Thomas H. Sams)

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

4.2     Supplemental Indentures 32 through 42 as follows:

        Thirty-Second  Supplemental  Indenture  dated  as  of  June  1,  1989.
        Thirty-Third Supplemental Indenture dated as of August 1, 1989. Thirty-Fourth Supplemental Indenture dated as of October 15, 1991. Thirty-Fifth Supplemental Indenture dated as of August 1, 1992.
        Thirty-Sixth Supplemental Indenture dated as of April 1, 1993. Thirty-Seventh Supplemental Indenture dated as of October 1, 1993. Thirty-Eighth Supplemental Indenture dated as of October 1, 1993. Thirty-Ninth Supplemental Indenture dated as of February 1, 1994. Fortieth Supplemental Indenture dated as of February 1, 1994. Forty-First Supplemental Indenture dated as of January 15, 1995. Forty-Second Supplemental Indenture dated as of October 1, 1995.

10.1* Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum IV. (Exhibit 10.6 to the Form 10-K dated 12-31-95.)

10.2 Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 8.

10.3* Facilities Agreement effective in 1968 among Indianapolis Power & Light Company, Public Service Company of Indiana, Inc. and Indiana & Michigan Electric Company. (Exhibit 5-G in File No.2-28756.)

10.4 Facilities Agreement dated August 16, 1977, between Indianapolis Power & Light Company and Public Service Company of Indiana, Inc., as modified through Amendment Number 3.

10.5* East Central Area Reliability Agreement dated August 1, 1967, between Indianapolis Power & Light Company and 23 other electric utility companies as supplemented. (Exhibit 10.10 to the Form 10-K dated 12-31-96.)

10.6* Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification Number 9. (Exhibit 10.11 to the Form 10-K dated 12-31-95).

10.7 Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 5.

10.8* Interconnection Agreement, dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification 1. (Exhibit 10.13 to the Form 10-K dated 12-31-95).

10.9* Interchange Agreement between Indianapolis Power & Light Company and ENRON Power Marketing, Inc. dated August 1, 1995. (Exhibit 10.14 to the Form 10-K dated 12-31-95).

10.10* Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification 1. (Exhibit 10.15 to the Form 10-K dated 12-31-95).

10.11* Employment Agreement by and among IPALCO Enterprises, Inc. and John R. Hodowal dated July 29, 1986. (Exhibit 10.32 to the Form 10-K dated 12-31-94.) **

10.12* Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1998 to June 1, 1999. (Exhibit 10.1 to the Form 10-Q dated 6-30-99) **

10.13* Unfunded Deferred Compensation Plan for IPALCO Enterprises, Inc. and Indianapolis Power & Light Company Officers and Directors as amended and restated effective January 1, 1999. (Exhibit 10.17 to the Form 10-K dated 12-31-98.)  **

10.14 Indianapolis Power & Light Company Supplemental Retirement Plan and Trust Agreement For a Select Group of Management Employees as modified
        through Amendment No. 2.   **

10.15* 1999 Management Incentive Program. (Exhibit 10.2 to the Form 10-Q dated 6-30-99) **

10.16 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

10.17 Termination Benefits Agreement between IPALCO Enterprises, Inc. and Ramon L. Humke. **

12.1    Ratio of Earnings to Fixed Charges.

21.1    Subsidiaries of the Registrant.

27.1    Financial Data Schedule.