Form 10-Q
period 2000-03-31
INDIANAPOLIS POWER & LIGHT CO
filed 2000-05-12
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


         For the quarterly period ended
                  March 31, 2000              Commission File Number    1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                    35-0413620
         (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)             Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                        46204
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


                Class                      Outstanding At March 31, 2000
                -----                      -----------------------------
       Common (Without Par Value)                17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income -
         Three Months Ended March 31, 2000 and 1999                        2

         Balance Sheets - March 31, 2000 and
            December 31, 1999                                              3

         Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999                     4

         Notes to Financial Statements                                   5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7-11

PART II.  OTHER INFORMATION                                            12-14
--------  -----------------

                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    INDIANAPOLIS POWER & LIGHT COMPANY
                                           Statements of Income
                                              (In Thousands)
                                               (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                       2000                  1999
                                                                 -------------         -------------
OPERATING REVENUES:
  Electric                                                       $    200,528          $    189,612
  Steam                                                                10,561                11,219
                                                                 -------------         -------------
    Total operating revenues                                          211,089               200,831
                                                                 -------------         -------------

OPERATING EXPENSES:
  Operation:
    Fuel                                                               47,577                45,914
    Other                                                              35,839                30,758
  Power purchased                                                         502                   661
  Purchased steam                                                       1,674                 1,695
  Maintenance                                                          17,262                22,980
  Depreciation and amortization                                        27,555                26,579
  Taxes other than income taxes                                         9,300                 8,936
  Income taxes - net                                                   23,210                20,057
                                                                 -------------         -------------
    Total operating expenses                                          162,919               157,580
                                                                 -------------         -------------
OPERATING INCOME                                                       48,170                43,251
                                                                 -------------         -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                     681                   351
  Other - net                                                            (878)                  163
  Income taxes - net                                                      293                   (47)
                                                                 -------------         -------------
    Total other income - net                                               96                   467
                                                                 -------------         -------------
INCOME BEFORE INTEREST CHARGES                                         48,266                43,718
                                                                 -------------         -------------

INTEREST CHARGES:
  Interest                                                             10,349                10,119
  Allowance for borrowed funds used during construction                  (333)                 (221)
                                                                 -------------         -------------
    Total interest charges                                             10,016                 9,898
                                                                 -------------         -------------

NET INCOME                                                             38,250                33,820
                                                                 -------------         -------------

PREFERRED DIVIDEND REQUIREMENTS                                           803                   803
                                                                 -------------         -------------

INCOME APPLICABLE TO COMMON STOCK                                $     37,447          $     33,017
                                                                 =============         =============



See notes to financial statements.

                                    INDIANAPOLIS POWER & LIGHT COMPANY
                                              Balance Sheets
                                              (In Thousands)
                                                (Unaudited)
                                                                          March 31            December 31
                                                                             2000                 1999
                                                                        --------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $   2,928,666        $    2,922,338
  Less accumulated depreciation                                             1,322,562             1,299,122
                                                                        --------------       ---------------
      Utility plant in service - net                                        1,606,104             1,623,216
  Construction work in progress                                               127,702               116,478
  Property held for future use                                                 10,718                10,718
                                                                        --------------       ---------------
      Utility plant - net                                                   1,744,524             1,750,412
                                                                        --------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                        5,463                 5,753
                                                                        --------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    36,362                16,234
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 2000, $1,457 and 1999, $1,091)                       39,829                49,599
  Fuel - at average cost                                                       44,157                50,985
  Materials and supplies - at average cost                                     48,739                48,106
  Tax refund receivable                                                            40                 3,549
  Prepayments and other current assets                                          6,385                 8,120
                                                                        --------------       ---------------
      Total current assets                                                    175,512               176,593
                                                                        --------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                           105,011               107,948
  Miscellaneous                                                                 6,199                 8,044
                                                                        --------------       ---------------
      Total deferred debits                                                   111,210               115,992
                                                                        --------------       ---------------
              TOTAL                                                     $   2,036,709        $    2,048,750
                                                                        ==============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $     324,537        $      324,537
    Premium and net gain on preferred stock                                     2,642                 2,642
    Retained earnings                                                         467,851               453,331
                                                                        --------------       ---------------
      Total common shareholder's equity                                       795,030               780,510
  Cumulative preferred stock                                                   59,135                59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                            627,966               627,951
                                                                        --------------       ---------------
      Total capitalization                                                  1,482,131             1,467,596
                                                                        --------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                        -                49,000
  Accounts payable and accrued expenses                                        48,550                53,437
  Dividends payable                                                            21,239                13,668
  Taxes accrued                                                                53,193                22,078
  Interest accrued                                                              9,741                12,898
  Other current liabilities                                                    10,855                13,356
                                                                        --------------       ---------------
      Total current liabilities                                               143,578               164,437
                                                                        --------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     338,550               339,986
  Unamortized investment tax credit                                            38,534                39,226
  Accrued postretirement benefits                                               2,680                 4,338
  Accrued pension benefits                                                     27,825                29,018
  Miscellaneous                                                                 3,411                 4,149
                                                                        --------------       ---------------
      Total deferred credits and other long-term liabilities                  411,000               416,717
                                                                        --------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   2,036,709        $    2,048,750
                                                                        ==============       ===============
See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                              2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      38,250      $      33,820
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               27,368             26,229
    Amortization of regulatory assets                                            3,875              3,430
    Deferred income taxes and investment tax credit adjustments - net           (2,956)               692
    Allowance for funds used during construction                                (1,014)              (572)
  Change in certain assets and liabilities:
    Accounts receivable                                                          9,770                227
    Fuel, materials and supplies                                                 6,195              1,622
    Accounts payable                                                            (4,887)            (9,050)
    Taxes accrued                                                               31,115             25,132
    Accrued pension benefits                                                    (1,193)              (686)
    Other - net                                                                 (2,717)             1,819
                                                                         --------------     --------------
Net cash provided by operating activities                                      103,806             82,663
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (20,180)           (15,319)
  Other                                                                          1,663             (1,687)
                                                                         --------------     --------------
Net cash used in investing activities                                          (18,517)           (17,006)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (49,000)           (13,600)
  Dividends paid                                                               (16,159)           (48,152)
  Other                                                                             (2)                 -
                                                                         --------------     --------------
Net cash used in financing activities                                          (65,161)           (61,752)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       20,128              3,905
Cash and cash equivalents at beginning of period                                16,234              4,250
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      36,362      $       8,155
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
    Interest (net of amount capitalized)                                 $      12,752      $      13,215
                                                                         ==============     ==============
    Income taxes                                                         $      (1,028)      $     (6,857)
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in IPL's 1999 Annual Report on Form 10-K.


2.     SEGMENT REPORTING

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

                                              March 2000                       March 1999
                                              ----------                       ----------
                                       Electric  All Other  Total      Electric  All Other  Total
                                       --------  ---------  -----      --------  ---------  -----
                                                            (In Millions)

       Operating Revenues              $201       $ 10      $211          $190     $ 11      $201
       Depreciation and
              Amortization               26          1        27            25        1        26
       Pre-tax Operating Income          69          2        71            61        2        63
       Income Taxes                      22          1        23            19        1        20
       Capital Expenditures              21          -        21            15        1        16

        Property - net of Depreciation is $1.745 billion and $1.750 billion in total for the periods ending March, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.669 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $76 million for each of the periods ending March, 2000 and December, 1999.


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

4.     SALE OF STEAM

       During March, 2000, IPL announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of this entity was $8.1 million and $1.8 million, respectively. The sale is subject to certain government approvals and the satisfaction of certain conditions precedent in the agreement and is expected to be completed during 2000.

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

       Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly affect IPL's financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors.

         All such factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond the control of IPL.


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

       The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $23.9 million during the first quarter of 2000. Dividends are paid by IPL to IPALCO Enterprises, Inc.

       IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $20.2 million during the quarter ended March 31, 2000, representing a $4.9 million increase from the comparable period in 1999. Internally generated cash provided by IPL's operations was used for construction expenditures during the first quarter of 2000.

     IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It
includes   $152.2  million  for  additions,   improvements   and  extensions  to
transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $4.3 million of the remaining costs for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently under appeal in the United States Court of Appeals (see "NOx SIP Call" below).


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at March 31, 2000:

                                             Maturity Schedule
                                            Period Ending March 31
                                                                                                       Fair
(Dollars in Millions)               2001    2002     2003     2004     2005  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          -       -        -        $80.0    -        $375.3     $455.3      $445.1
  Average rate                      -       -        -        6.1%     -        6.8%       6.7%
Variable                            -       -        -        -        -        $173.5     $173.5      $173.5
  Average rate                      -       -        -        -        -        3.9%       3.9%

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

       At March 31, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $(0.8) million at March 31, 2000.

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

NOx SIP Call
------------

         On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. On March 3, 2000, the Court of Appeals issued a decision largely upholding the NOx SIP Call. Litigants challenging the NOx SIP Call, including IPL, currently seek rehearing in the Court of Appeals.

     Because power plants emit nitrogen oxides, as well as fine particulate matter, existing IPL sources may be required to be retrofitted with additional air pollution controls in the future, either as a result of the EPA regulations discussed above or future regulatory actions.

       EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from IPL's current emissions.

       It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. IPL's preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $160 million.

       As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2002 and 2005. There can be no certainty about these estimates.

       IPL expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

Sale of Steam
-------------

       See Note 4 in the Notes to Financial Statements.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 2000 and March 31, 1999
         --------------------------------------------------------------

       Income applicable to common stock for the first quarter of 2000 was $37.4 million, a $4.4 million increase from the first quarter of 1999. The following discussion highlights the factors contributing to this result.

Operating Revenues
------------------

         Operating revenues increased $10.3 million during the first quarter ended March 2000 compared to the similar period last year. These results were due to the following:

                                                        Increase (Decrease)
                                                       from Comparable Period
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        (Millions of Dollars)

   Electric:
        Change in retail KWH sales - net of fuel                 $    5.8
        Fuel revenue                                                  0.2
        Wholesale revenue                                             4.6
        DSM Tracker revenue                                           0.4
   Steam revenue                                                     (0.7)
                                                                ---------
        Total change in operating revenues                         $ 10.3
                                                                =========


         The first quarter increase in retail KWH sales compared to the similar period in 1999 resulted from economic growth in Indianapolis and a higher realization per kilowatt-hour sold. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue increased during the first quarter of 2000 due to favorable wholesale market conditions and generating unit availability.

Operating Expenses
------------------

         Fuel costs increased by $1.7 million in the first quarter of 2000 compared to the same period last year. The first quarter increase was primarily due to increased kilowatt-hour sales.

         Other operating expenses increased $5.1 million in the first quarter of 2000 compared to the same period in 1999. The first quarter increase was primarily due to decreased sales of emission allowances of $3.0 million, which increased operating expenses. Also contributing to the variance were increased distribution expenses and customer service and informational expenses.

         Maintenance expense decreased $5.7 million during the first quarter of 2000 compared to the same period last year. The decrease in expense was due primarily to reduced costs associated with the overhaul of plant generating units.

         Income taxes-net increased $3.2 million in the first quarter of 2000 compared to the same period in 1999 due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 11.4% during the first quarter of 2000 from the comparable 1999 period, to $48.2 million.

Other Income and Deductions
---------------------------

       Other-net decreased $1 million during the first quarter of 2000 compared to the same period last year. This decrease was primarily due to decreased miscellaneous non-operating revenues.

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

See "NOx SIP Call" under Item 2, Other.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

3.1* Articles of Incorporation of Indianapolis Power & Light Company, as amended. (Exhibit 3.1 to the Form 10-K for the year ended 12-31-97.)

3.2* Bylaws of Indianapolis Power & Light Company, as amended. (Exhibit 3.2 to the Form 10-Q for the quarter ended 3-31-99.)

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

4.2*     Supplemental Indentures 32 through 42 as follows:

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

10.1 Interconnection Agreement dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum V.

10.2 Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 9.

10.3 Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification No. 11.

10.4 Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification No. 6.

10.5 Interconnection Agreement dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification No. 2.

10.6 Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification No. 2.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-99.)

27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.

                           A Form 8-K was  filed on March  23,  2000,  reporting
                           item 5, Other Events, to disclose an agreement for the sale of certain assets.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INDIANAPOLIS POWER & LIGHT COMPANY
                                              ----------------------------------
                                                         (Registrant)



Date:            May 12, 2000                   /s/   John R. Brehm
       ---------------------------------     -----------------------------------
                                                  John R. Brehm
                                                  Senior Vice President, Finance



Date:            May 12, 2000                   /s/   Stephen J. Plunkett
       ---------------------------------     -----------------------------------
                                                  Stephen J. Plunkett
                                                  Controller