Form 10-Q
period 2000-06-30
INDIANAPOLIS POWER & LIGHT CO
filed 2000-08-11
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                   June 30, 2000            Commission File Number   1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                     35-0413620
         (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)              Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                       46204
         (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes  X   No
                                                      ----    ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding At June 30, 2000
             -----                       ----------------------------
    Common (Without Par Value)                17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
          Six Months Ended June 30, 2000 and 1999                          2

         Balance Sheets - June 30, 2000 and
            December 31, 1999                                              3

         Statements of Cash Flows -
            Six Months Ended June 30, 2000 and 1999                        4

         Notes to Financial Statements                                   5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-12

PART II.  OTHER INFORMATION                                            13-15
--------  -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30                        June 30
                                                                   2000          1999            2000           1999
                                                               -----------   -----------     ------------   -----------
OPERATING REVENUES:
  Electric                                                     $  198,188    $  195,843      $   398,716    $  385,455
  Steam                                                             6,512         7,167           17,073        18,386
                                                               -----------   -----------     ------------   -----------
    Total operating revenues                                      204,700       203,010          415,789       403,841
                                                               -----------   -----------     ------------   -----------

OPERATING EXPENSES:
  Operation:
    Fuel                                                           44,577        43,029           92,154        88,943
    Other                                                          34,552        32,762           70,391        63,520
  Power purchased                                                   2,520         3,367            3,022         4,028
  Purchased steam                                                   1,557         1,668            3,231         3,363
  Maintenance                                                      23,907        13,847           41,169        36,827
  Depreciation and amortization                                    27,749        26,775           55,304        53,354
  Taxes other than income taxes                                     9,277         8,685           18,577        17,621
  Income taxes - net                                               18,777        23,443           41,987        43,500
                                                               -----------   -----------     ------------   -----------
    Total operating expenses                                      162,916       153,576          325,835       311,156
                                                               -----------   -----------     ------------   -----------
OPERATING INCOME                                                   41,784        49,434           89,954        92,685
                                                               -----------   -----------     ------------   -----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                 869           319            1,550           670
  Other - net                                                     (19,946)         (221)         (20,824)          (58)
  Income taxes - net                                                6,329            95            6,622            48
                                                               -----------   -----------     ------------   -----------
    Total other income - net                                      (12,748)          193          (12,652)          660
                                                               -----------   -----------     ------------   -----------
INCOME BEFORE INTEREST CHARGES                                     29,036        49,627           77,302        93,345
                                                               -----------   -----------     ------------   -----------

INTEREST CHARGES:
  Interest                                                         10,557        10,193           20,906        20,312
  Allowance for borrowed funds used during construction              (408)         (196)            (741)         (417)
                                                               -----------   -----------     ------------   -----------
    Total interest charges                                         10,149         9,997           20,165        19,895
                                                               -----------   -----------     ------------   -----------

NET INCOME                                                         18,887        39,630           57,137        73,450
                                                               -----------   -----------     ------------   -----------

PREFERRED DIVIDEND REQUIREMENTS                                       804           804            1,607         1,607
                                                               -----------   -----------     ------------   -----------

INCOME APPLICABLE TO COMMON STOCK                              $   18,083    $   38,826      $    55,530    $   71,843
                                                               ===========   ===========     ============   ===========

See notes to financial statements.

                                    INDIANAPOLIS POWER & LIGHT COMPANY
                                              Balance Sheets
                                              (In Thousands)
                                                (Unaudited)
                                                                           June 30            December 31
                                                                             2000                 1999
                                                                        --------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $   2,943,276        $    2,922,338
  Less accumulated depreciation                                             1,350,589             1,299,122
                                                                        --------------       ---------------
      Utility plant in service - net                                        1,592,687             1,623,216
  Construction work in progress                                               120,212               116,478
  Property held for future use                                                 10,718                10,718
                                                                        --------------       ---------------
      Utility plant - net                                                   1,723,617             1,750,412
                                                                        --------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                        5,711                 5,753
                                                                        --------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    10,378                16,234
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 2000, $1,352 and 1999, $1,091)                       46,021                49,599
  Fuel - at average cost                                                       43,544                50,985
  Materials and supplies - at average cost                                     48,467                48,106
  Tax refund receivable                                                            40                 3,549
  Prepayments and other current assets                                          3,172                 8,120
                                                                        --------------       ---------------
      Total current assets                                                    151,622               176,593
                                                                        --------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                           102,157               107,948
  Miscellaneous                                                                 5,801                 8,044
                                                                        --------------       ---------------
      Total deferred debits                                                   107,958               115,992
                                                                        --------------       ---------------
              TOTAL                                                     $   1,988,908        $    2,048,750
                                                                        ==============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $     324,537        $      324,537
    Premium and net gain on preferred stock                                     2,642                 2,642
    Retained earnings                                                         456,003               453,331
                                                                        --------------       ---------------
      Total common shareholder's equity                                       783,182               780,510
  Cumulative preferred stock                                                   59,135                59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                            627,983               627,951
                                                                        --------------       ---------------
      Total capitalization                                                  1,470,300             1,467,596
                                                                        --------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                        -                49,000
  Accounts payable and accrued expenses                                        53,742                53,437
  Dividends payable                                                            17,737                13,668
  Taxes accrued                                                                25,783                22,078
  Interest accrued                                                             12,873                12,898
  Other current liabilities                                                    11,800                13,356
                                                                        --------------       ---------------
      Total current liabilities                                               121,935               164,437
                                                                        --------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     327,870               339,986
  Unamortized investment tax credit                                            37,842                39,226
  Accrued postretirement benefits                                               1,072                 4,338
  Accrued pension benefits                                                     26,939                29,018
  Miscellaneous                                                                 2,950                 4,149
                                                                        --------------       ---------------
      Total deferred credits and other long-term liabilities                  396,673               416,717
                                                                        --------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   1,988,908        $    2,048,750
                                                                        ==============       ===============
See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                               2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      57,137      $      73,450
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               54,928             52,686
    Amortization of regulatory assets                                            7,163              7,002
    Deferred income taxes and investment tax credit adjustments - net          (14,667)               922
    Allowance for funds used during construction                                (2,291)            (1,087)
    Provision for impairment of assets                                          18,985                  -
  Change in certain assets and liabilities:
    Accounts receivable                                                          3,578             (5,518)
    Fuel, materials and supplies                                                 7,080              1,588
    Accounts payable                                                               305             (2,934)
    Taxes accrued                                                                3,705             15,196
    Accrued pension benefits                                                    (2,079)            (1,372)
    Other - net                                                                  2,591              1,673
                                                                         --------------     --------------
Net cash provided by operating activities                                      136,435            141,606
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (45,136)           (33,761)
  Other                                                                          2,243             (2,601)
                                                                         --------------     --------------
Net cash used in investing activities                                          (42,893)           (36,362)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Short-term debt - net                                                        (49,000)           (19,200)
  Dividends paid                                                               (50,394)           (71,813)
  Other                                                                             (4)                 -
                                                                         --------------     --------------
Net cash used in financing activities                                          (99,398)           (91,013)
                                                                         --------------     --------------
Net increase (decrease) in cash and cash equivalents                            (5,856)            14,231
Cash and cash equivalents at beginning of period                                16,234              4,250
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      10,378      $      18,481
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      19,330      $      19,114
                                                                         ==============     ==============
    Income taxes                                                         $      50,222      $      22,874
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


2.      SEGMENT REPORTING

        Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. IPL's reportable business segments are electric and "all other." Steam operations of IPL are in the "all other" category. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies (see Note 1 in IPL's 1999 Annual Report on Form 10-K). The following tables provide information about IPL's business segments:


                                         Three Months Ended                                   Six Months Ended
                                              June 30,                                             June 30,
                                    2000                   1999                          2000                   1999
                                    All                     All                           All                    All
                          Electric Other Total    Electric Other Total          Electric Other Total   Electric Other Total
                          -------- ----- -----    -------- ----- -----          -------- ----- -----   -------- ----- -----
                                          (In Millions)                                        (In Millions)

Operating Revenues           $198   $  7   $205      $196   $  7  $203             $399   $ 17   $416     $385   $ 19   $404
Depreciation and
   Amortization                27      1     28        26      1    27               53      2     55       51      2     53
Pre-tax Operating Income       60      1     61        72      1    73              130      2    132      133      3    136
Income Taxes                   19      -     19        23      -    23               41      1     42       43      1     44
Capital Expenditures           26      -     26        18      1    19               47      -     47       33      2     35

        Property - net of Depreciation is $1.724 billion and $1.750 billion in total for the periods ending June, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.668 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $56 million and $76 million for 2000 and 1999, respectively.


 3.    NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, SFAS 138 was issued to amend the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Management has not yet quantified the effect of the new standards on the financial statements.


4.      SALE OF STEAM ASSETS

       During March, 2000, IPL announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL. The anticipated selling price of the Assets is approximately $54.6 million. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of the steam system was $8.1 million and $1.8 million, respectively. The sale is subject to certain government approvals and the satisfaction of certain conditions precedent in the agreement and is expected to be completed during 2000. In the second quarter of 2000, based upon the allocated selling price, IPL recorded an impairment provision on the carrying amounts of the steam system assets. The pre tax asset impairment provision was $19.0 million ($13.5 million after tax).


5.      AES ACQUISITION OF IPALCO

        On July 15, 2000, IPALCO and The AES Corporation, a Delaware corporation ("AES"), entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") whereby AES will acquire IPALCO for $25.00 per share in a stock-for-stock transaction valued at approximately $2.15 billion plus the assumption of $890 million of debt and preferred stock.

        Under the terms of the agreement, the final exchange ratio will be determined five business days prior to closing, based on the average daily closing prices of AES common stock for the preceding twenty trading days. Upon closing, each share of IPALCO common stock will be exchanged for AES shares with a market value of $25.00, so long as the average price of AES common stock (determined as described above) is not below $31.50. If the average price of AES common stock is below $31.50 per share, IPALCO shareholders will receive a fixed ratio of .794 shares of AES common stock per share of IPALCO common stock. If the average price of AES common stock is below $26.45 (an effective price to IPALCO shareholders of $21.00 per share of IPALCO common stock), IPALCO has the right to terminate the transaction. The transaction is expected to be tax free to IPALCO shareholders. Upon closing, IPALCO will become a wholly-owned subsidiary of AES with its headquarters remaining in Indianapolis. IPL will remain a subsidiary of IPALCO.

        The transaction is subject to certain conditions, including receipt of the approval of IPALCO shareholders and receipt of regulatory approvals, including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The parties anticipate receiving regulatory approvals and closing the transaction by early 2001. Additionally, as part of the SEC approval process, AES expects to restructure its ownership interests in CILCORP, another subsidiary of AES, within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935. If the closing of the transaction is delayed beyond March 31, 2001 for failure to receive necessary SEC approvals, the purchase price per IPALCO share, determined as outlined above, will be increased by $0.15 plus a daily "ticking fee" equal to $0.375 per calendar quarter.

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

       Some important factors that could cause IPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the pending transaction with AES, including the conditions thereto, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly affect IPL's financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors.

         All such factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond the control of IPL.


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $29.9 million during the second quarter of 2000. Dividends are paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Construction expenditures (excluding allowance for funds used during construction) totaled $24.9 million during the quarter ended June 30, 2000, representing a $6.5 million increase from the comparable period in 1999. Internally generated cash provided by IPL's operations funded construction expenditures during the second quarter of 2000. Construction expenditures (excluding allowance for funds used during construction) totaled $45.1 million during the six months ended June 30, 2000, representing an $11.4 million increase from the comparable period in 1999. Internally generated cash provided by IPL's operations funded construction expenditures during the first six months of 2000.

         IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million in 2000 for construction of a 100-megawatt combustion turbine. The turbine was placed in service during May 2000, and only $.3 million of related construction costs remain unexpended as of June 30, 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently expected to be appealed to the United States Supreme Court. (See also "NOx SIP Call" below.)


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at June 30, 2000:

                                            Maturity Schedule
                                           Period Ending June 30
                                                                                                      Fair
(Dollars in Millions)               2001    2002     2003     2004     2005  Thereafter   Total       Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          -       -        -        $80.0    -        $375.3     $455.3      $441.1
  Average rate                      -       -        -        6.1%     -        6.9%       6.7%
Variable                            -       -        -        -        -        $173.5     $173.5      $173.5
  Average rate                      -       -        -        -        -        4.1%       4.1%

       To manage IPL's exposure to fluctuations in interest rates and to lower funding costs, IPL has entered into an interest rate swap. Under this swap, IPL agrees with a counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense.

       At June 30, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $.1 million at June 30, 2000.

National Ambient Air Quality Standards
--------------------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects. The Supreme Court has accepted EPA's petition to review the Court of Appeals' decision, and a decision is expected by summer 2001.



NOx SIP Call
------------

         On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. The Court of Appeals later issued a decision largely upholding the NOx SIP Call. Litigants challenging the NOx SIP Call, including IPL, are considering seeking review in the United States Supreme Court.

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

       It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. IPL's preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $160 million. Only $20.7 million of such amount has been included in IPL's 2000-2002 construction program; consequently, such program could change substantially.

       As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2000 and 2003. There can be no certainty about these estimates.

       IPL expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

Sale of Steam Assets
--------------------

       See Note 4 in the Notes to Financial Statements.

AES Acquisition of IPALCO
-------------------------

       See Note 5 in the Notes to Financial Statements.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 2000
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1999
             ------------------------------------------------------

       Income applicable to common stock for the second quarter 2000 was $18.1 million, a $20.7 million decrease from the second quarter of 1999. Income applicable to common stock during the six months ended June 2000 was $55.5 million, a $16.3 million decrease compared to the same period last year. The following discussion highlights the factors contributing to this result.

Operating Revenues
------------------

         Operating revenues increased $1.6 million during the second quarter ended June 2000 compared to the similar period last year. Operating revenues for the six months ended June 2000 increased $11.9 million from the comparable 1999 period. These results were due to the following:

                                 Increase (Decrease) from Comparable 1999 Period
                                 -----------------------------------------------
                                                   June 30, 2000
                                                   -------------
                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                                (Millions of Dollars)

Electric:
     Change in retail KWH sales - net of fuel     0.5               6.3
     Fuel revenue                                 2.8               3.0
     Wholesale revenue                           (1.9)              2.7
     DSM Tracker revenue                         (0.2)              0.2
Steam revenue                                    (0.6)             (1.3)
Other revenue                                     1.0               1.0
                                               ------            ------
     Total change in operating revenues         $ 1.6            $ 11.9
                                               ======            ======


         The second quarter and six months ended June 30, 2000 increase in retail KWH sales compared to the similar periods in 1999 resulted from economic growth in Indianapolis impacted by changed weather conditions. The second quarter of 2000 experienced milder temperatures compared to last year. As a result, cooling degree days decreased 16.3%. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the second quarter of 2000 due to reduced generating unit availability related to a planned overhaul outage of IPL's Stout unit 7. Steam revenue decreased during the six months ended 2000 primarily due to a decrease in heating degree days.

Operating Expenses
------------------

         Fuel costs increased by $1.5 million and $3.2 million in the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. These increases were primarily due to increased kilowatt-hour sales.

         Other operating expenses increased $1.8 million and $6.9 million in the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods in 1999. The second quarter increase was primarily due to decreased sales of emission allowances of $1.7 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $1.1 million for portable diesel generators used to supplement generation during the summer months. Also contributing to the variance for the second quarter were increased transmission and distribution expenses of $.7 million, increased customer accounts expense of $.4 million, and increased customer service and information expense of $.2 million, offset by decreased administrative and general expense of $2.6 million. The six months ended increase was primarily due to decreased sales of emission allowances of $4.7 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $1.1 million for portable diesel generators used to supplement generation during the summer months. Also contributing to the six months ended variance were increased transmission and distribution expenses of $1.6 million, increased customer service and information expense of $1.1 million, increased other miscellaneous operating expenses of $.9 million, increased customer accounts expense of $.8 million, offset by decreased administrative and general expense of $3.9 million.

         Power purchased decreased $.8 million and $1.0 million during the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. These decreases were primarily due to the milder temperatures in the second quarter 2000 versus 1999 resulting a reduced need to purchase power.

         Maintenance expense increased $10.1 million and $4.3 million during the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. The increase in expense was due primarily to costs associated with the timing of planned generating unit overhauls and outages.

         Income taxes-net decreased $4.7 million and $1.5 million in the second quarter and six months ended periods, respectively, due to decreases in pretax operating income.

Other Income and Deductions
---------------------------

         Other - net decreased $19.7 million and $20.8 million during the second quarter and six months ended June 30, 2000, respectively, primarily due to an asset impairment loss recognized in conjunction with the sale of steam assets (see Note 4 in the Notes to Financial Statements).

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

See "NOx SIP Call" under Item 2, Other.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Annual Meeting of shareholders of Indianapolis Power & Light Company was held on April 19, 2000. At the meeting the following Directors were elected to terms of one year each which expire in April, 2001. Each Director received 17,206,630 votes of the Company's common stock: Joseph D. Barnette, Jr.; Robert
A. Borns;  Mitchell E. Daniels,  Jr.; Rexford C. Early; Otto N. Frenzel III; Max
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

10.1* Interconnection Agreement dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (nka Indiana Michigan Power Company) as modified through Modification 17 and Addendum V.

10.2* Interconnection Agreement dated May 1, 1992, among Indianapolis Power & Light Company, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 9.

10.3* Interconnection Agreement dated December 2, 1969, between Indianapolis Power & Light Company and Southern Indiana Gas and Electric Company as modified through Modification No. 11.

10.4* Interconnection Agreement dated December 1, 1981, between Indianapolis Power & Light Company and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification No. 6.

10.5* Interconnection Agreement dated October 7, 1987, between Indianapolis Power & Light Company and Wabash Valley Power Association, as modified through Modification No. 2.

10.6* Interconnection Agreement between Indianapolis Power & Light Company and Indiana Municipal Power Agency as modified through Modification No. 2.

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



                                              INDIANAPOLIS POWER & LIGHT COMPANY
                                              ----------------------------------
                                                          (Registrant)



Date:       August 11, 2000                      /s/  John R. Brehm
       ------------------------               -------------------------------
                                                  John R. Brehm
                                                  Senior Vice President, Finance



Date:       August 11, 2000                      /s/  Stephen J. Plunkett
       ------------------------               -------------------------------
                                                  Stephen J. Plunkett
                                                  Controller