Form 10-Q
period 2000-09-30
INDIANAPOLIS POWER & LIGHT CO
filed 2000-11-13
CIK 50217

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                September 30, 2000          Commission File Number  1-3132-2



                       INDIANAPOLIS POWER & LIGHT COMPANY
             (Exact name of Registrant as specified in its charter)

                  Indiana                                 35-0413620
         (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)          Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                     46204
         (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code: 317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                      ----   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding At September 30, 2000
             -----                      ---------------------------------
     Common (Without Par Value)                17,206,630 Shares

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                                      INDEX
                                      -----



                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Income - Three Months Ended and
          Nine Months Ended September 30, 2000 and 1999                  2

         Balance Sheets - September 30, 2000 and
            December 31, 1999                                            3

         Statements of Cash Flows -
             Nine Months Ended September 30, 2000 and 1999               4

         Notes to Financial Statements                                 5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations             8-12

PART II.  OTHER INFORMATION                                          13-15
--------  -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                       INDIANAPOLIS POWER & LIGHT COMPANY
                              Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                  September 30
                                                                  2000          1999            2000           1999
                                                               -----------   -----------     ------------   -----------
OPERATING REVENUES:
  Electric                                                     $  218,392    $  221,844      $   617,108    $  607,299
  Steam                                                             6,328         6,671           23,401        25,057
                                                               -----------   -----------     ------------   -----------
    Total operating revenues                                      224,720       228,515          640,509       632,356
                                                               -----------   -----------     ------------   -----------

OPERATING EXPENSES:
  Operation:
    Fuel                                                           49,141        43,026          141,295       131,969
    Other                                                          38,171        33,728          108,562        97,248
  Power purchased                                                   8,672        25,427           11,694        29,455
  Purchased steam                                                   1,238         1,218            4,469         4,581
  Maintenance                                                      19,432        18,906           60,601        55,733
  Depreciation and amortization                                    28,141        27,008           83,445        80,362
  Taxes other than income taxes                                     9,066         8,660           27,643        26,281
  Income taxes - net                                               25,917        22,128           67,904        65,628
                                                               -----------   -----------     ------------   -----------
    Total operating expenses                                      179,778       180,101          505,613       491,257
                                                               -----------   -----------     ------------   -----------
OPERATING INCOME                                                   44,942        48,414          134,896       141,099
                                                               -----------   -----------     ------------   -----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                 293           270            1,843           940
  Other - net                                                      (1,205)          380          (22,029)          322
  Income taxes - net                                                  525          (187)           7,147          (139)
                                                               -----------   -----------     ------------   -----------
    Total other income - net                                         (387)          463          (13,039)        1,123
                                                               -----------   -----------     ------------   -----------
INCOME BEFORE INTEREST CHARGES                                     44,555        48,877          121,857       142,222
                                                               -----------   -----------     ------------   -----------

INTEREST CHARGES:
  Interest                                                         10,125        10,183           31,031        30,495
  Allowance for borrowed funds used during construction              (134)         (175)            (875)         (592)
                                                               -----------   -----------     ------------   -----------
    Total interest charges                                          9,991        10,008           30,156        29,903
                                                               -----------   -----------     ------------   -----------

NET INCOME                                                         34,564        38,869           91,701       112,319
                                                               -----------   -----------     ------------   -----------

PREFERRED DIVIDEND REQUIREMENTS                                       803           803            2,410         2,410
                                                               -----------   -----------     ------------   -----------

INCOME APPLICABLE TO COMMON STOCK                              $   33,761    $   38,066      $    89,291    $  109,909
                                                               ===========   ===========     ============   ===========

See notes to financial statements.

                                    INDIANAPOLIS POWER & LIGHT COMPANY
                                              Balance Sheets
                                              (In Thousands)
                                                (Unaudited)
                                                                        September 30          December 31
                                                                             2000                 1999
                                                                        --------------       ---------------
                             ASSETS
                             ------
UTILITY PLANT:
  Utility plant in service                                              $   2,969,015        $    2,922,338
  Less accumulated depreciation                                             1,361,958             1,299,122
                                                                        --------------       ---------------
      Utility plant in service - net                                        1,607,057             1,623,216
  Construction work in progress                                                95,542               116,478
  Property held for future use                                                 10,718                10,718
                                                                        --------------       ---------------
      Utility plant - net                                                   1,713,317             1,750,412
                                                                        --------------       ---------------
OTHER PROPERTY -
  At cost, less accumulated depreciation                                        5,673                 5,753
                                                                        --------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     9,311                16,234
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts 2000, $1,512 and 1999, $1,091)                       48,857                49,599
  Fuel - at average cost                                                       34,583                50,985
  Materials and supplies - at average cost                                     48,978                48,106
  Tax refund receivable                                                            40                 3,549
  Prepayments and other current assets                                          1,204                 8,120
                                                                        --------------       ---------------
      Total current assets                                                    142,973               176,593
                                                                        --------------       ---------------
DEFERRED DEBITS:
  Regulatory assets                                                           100,310               107,948
  Miscellaneous                                                                 5,549                 8,044
                                                                        --------------       ---------------
      Total deferred debits                                                   105,859               115,992
                                                                        --------------       ---------------
              TOTAL                                                     $   1,967,822        $    2,048,750
                                                                        ==============       ===============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                        $     324,537        $      324,537
    Premium and net gain on preferred stock                                     2,642                 2,642
    Retained earnings                                                         450,516               453,331
                                                                        --------------       ---------------
      Total common shareholder's equity                                       777,695               780,510
  Cumulative preferred stock                                                   59,135                59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                            627,998               627,951
                                                                        --------------       ---------------
      Total capitalization                                                  1,464,828             1,467,596
                                                                        --------------       ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                        -                49,000
  Accounts payable and accrued expenses                                        49,428                53,437
  Dividends payable                                                            20,061                13,668
  Taxes accrued                                                                21,376                22,078
  Interest accrued                                                              9,886                12,898
  Other current liabilities                                                    12,892                13,356
                                                                        --------------       ---------------
      Total current liabilities                                               113,643               164,437
                                                                        --------------       ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     323,074               339,986
  Unamortized investment tax credit                                            37,150                39,226
  Accrued postretirement benefits                                                   -                 4,338
  Accrued pension benefits                                                     26,127                29,018
  Miscellaneous                                                                 3,000                 4,149
                                                                        --------------       ---------------
      Total deferred credits and other long-term liabilities                  389,351               416,717
                                                                        --------------       ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   1,967,822        $    2,048,750
                                                                        ==============       ===============

See notes to financial statements.

                                   INDIANAPOLIS POWER & LIGHT COMPANY
                                        Statements of Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                              2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      91,701      $     112,319
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               82,880             79,403
    Amortization of regulatory assets                                            9,931             10,768
    Deferred income taxes and investment tax credit adjustments - net          (20,981)            (1,313)
    Allowance for funds used during construction                                (2,718)            (1,532)
    Provision for impairment of assets                                          18,985                  -
  Change in certain assets and liabilities:
    Accounts receivable                                                            742            (16,094)
    Fuel, materials and supplies                                                15,530                183
    Accounts payable                                                            (4,009)            (4,528)
    Taxes accrued                                                                 (702)            13,949
    Accrued pension benefits                                                    (2,891)            (1,800)
    Other - net                                                                  1,724             (6,274)
                                                                         --------------     --------------
Net cash provided by operating activities                                      190,192            185,081
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                    (62,346)           (52,888)
  Other                                                                          2,353             (2,218)
                                                                         --------------     --------------
Net cash used in investing activities                                          (59,993)           (55,106)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                         -             23,500
  Special deposit for retirement of debt                                             -            (23,500)
  Short-term debt - net                                                        (49,000)           (19,200)
  Dividends paid                                                               (88,122)          (110,475)
  Other                                                                              -               (103)
                                                                         --------------     --------------
Net cash used in financing activities                                         (137,122)          (129,778)
                                                                         --------------     --------------
Net increase (decrease) in cash and cash equivalents                            (6,923)               197
Cash and cash equivalents at beginning of period                                16,234              4,250
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $       9,311      $       4,447
                                                                         ==============     ==============


----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      31,855      $      32,424
                                                                         ==============     ==============
    Income taxes                                                         $      84,908      $      47,888
                                                                         ==============     ==============

See notes to financial statements.

                       INDIANAPOLIS POWER & LIGHT COMPANY
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.      GENERAL

        Indianapolis Power & Light Company (IPL) is a subsidiary of IPALCO Enterprises, Inc. (IPALCO). The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

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


                                           Three Months Ended                                    Nine Months Ended
                                              September 30,                                        September 30,
                                     2000                     1999                         2000                      1999
                                     All                       All                          All                       All
                          Electric  Other  Total    Electric  Other  Total       Electric  Other  Total    Electric  Other  Total
                          --------  -----  -----    --------  -----  -----       --------  -----  -----    --------  -----  -----
                                           (In Millions)                                           (In Millions)

Operating Revenues           $218   $  7   $225       $222   $  7     $229          $617   $ 24    $641      $607    $ 25    $632
Depreciation and
    Amortization               27      1     28         26      1       27            81      2      83        78       2      80
Pre-tax Operating
    Income (Loss)              71      -     71         70      1       71           201      2     203       203       4     207
Income Taxes                   26      -     26         22      -       22            67      1      68        65       1      66
Capital Expenditures           18      -     18         20      -       20            65      -      65        53       2      55

        Property - net of Depreciation is $1.713 billion and $1.750 billion in total for the periods ending September, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.659 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $54 million and $76 million for 2000 and 1999, respectively.


 3.    NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, SFAS 138 was issued to amend the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The amendment to SFAS 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the asset being sold or purchased is probable. This amendment has substantially reduced the scope of SFAS 133 implementation efforts by IPL. Based on IPL's understanding of the amended normal purchases and sales exception, it has not expected SFAS 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS 133. These issues are expected to be addressed by the SFAS 133 task force of the Financial Accounting Standards Board during the fourth quarter of 2000. IPL will continue SFAS 133 implementation efforts during the last quarter of 2000, including monitoring developments regarding the recent SFAS 133 scope issues discussed above.


4.     SALE OF STEAM ASSETS

       During March, 2000, IPL announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL. The anticipated selling price of the Assets is approximately $54.6 million. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of the steam system was $8.1 million and $1.8 million, respectively. Government approvals for the sale have been obtained and the transaction is expected to be completed in the fourth quarter of 2000. In the second quarter of 2000, IPL recorded an impairment provision on the carrying amounts of the steam system assets. The pre tax asset impairment provision was $19.0 million ($13.5 million after tax).


5.      AES ACQUISITION OF IPALCO

        On July 15, 2000, IPALCO and The AES Corporation, a Delaware corporation ("AES"), entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") whereby AES will acquire IPALCO for $25.00 per share (subject to adjustment as described at the end of the next paragraph) in a stock-for-stock transaction valued at approximately $2.15 billion plus the assumption of $890 million of debt and preferred stock.

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

        On October 20, 2000, IPALCO shareholders approved the Agreement and Plan of Share Exchange with AES at a Special Meeting of Shareholders. Completion of the transaction remains subject to certain other conditions, including receipt of certain regulatory approvals including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The parties anticipate receiving regulatory approvals and closing the transaction by early 2001. Additionally, as part of the SEC approval process, AES expects to restructure its ownership interests in CILCORP, another subsidiary of AES, within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935. If the closing of the transaction is delayed beyond March 31, 2001 for failure to receive necessary SEC approvals, the purchase price per IPALCO share, determined as outlined above, will be increased by $0.15 plus a daily "ticking fee" equal to $0.375 per calendar quarter.


6.      VOLUNTARY EARLY RETIREMENT PROGRAM

        On November 9, 2000, IPL and AES approved a special one-time Voluntary Early Retirement Program (VER Program).

        IPL announced the special one-time VER Program in a letter distributed to its employees. This program offers enhanced retirement benefits upon early retirement to eligible employees. The VER Program is available to all employees, except officers, whose combined age and years of service total at least 75 on June 30, 2001. Participation is limited to the first 400 qualified employees who accept the VER Program and complete required waiting and revocation periods. Participants can elect actual retirement dates of March 1, 2001, April 1, 2001, May 1, 2001, June 1, 2001 or July 1, 2001. IPL expects the VER Program to be completed, including the expiration of all revocation periods by December 30, 2000.

        IPL will recognize the estimated $63 million pre-tax non-cash pension and other post-retirement benefit costs of the VER Program in the fourth quarter 2000. IPL anticipates VER Program related cash contributions for pension and other post-retirement benefits of $9 million in 2001 and $3 million in 2002. These estimates are based on actuarial assumptions using an 8.0% discount rate.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Indianapolis Power & Light Company (IPL) declared dividends on common stock of $39.2 million during the third quarter of 2000. Dividends are paid by IPL to IPALCO Enterprises, Inc.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam and for environmental compliance. Construction expenditures (excluding allowance for funds used during construction) totaled $17.2 million during the quarter ended September 30, 2000, representing a $1.9 million decrease from the comparable period in 1999. Internally generated cash provided by IPL's operations funded construction expenditures during the third quarter of 2000. Construction expenditures (excluding allowance for funds used during construction) totaled $62.3 million during the nine months ended September 30, 2000, representing a $9.5 million increase from the comparable period in 1999. Internally generated cash provided by IPL's operations funded construction expenditures during the first nine months of 2000.

         IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million in 2000 for construction of a 100-megawatt combustion turbine. The turbine was placed in service during May 2000, and less than 1% of related construction costs remain unexpended as of September 30, 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently expected to be appealed to the United States Supreme Court. (See also "NOx SIP Call" below.)


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which IPL is exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for IPL's long-term fixed-rate debt and its other types of long-term debt at September 30, 2000:

                                                          Maturity Schedule
                                                     Period Ending September 30
                                                                                               Fair
(Dollars in Millions)         2001    2002     2003     2004     2005  Thereafter   Total      Value
---------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                    -       -        -       $80.0    -       $375.3     $455.3      $446.4
  Average rate                -       -        -       6.1%     -       6.9%       6.7%
Variable                      -       -        -       -        -       $173.5     $173.5      $173.5
  Average rate                -       -        -       -        -       4.3%       4.3%

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

       At September 30, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $(0.8) million at September 30, 2000.

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



NOx SIP Call
------------

         On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. The Court of Appeals later issued a decision largely upholding the NOx SIP Call. Litigants challenging the NOx SIP Call, including IPL, have petitioned for review by the United States Supreme Court.

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

       As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2000 and 2004. There can be no certainty about these estimates.

       IPL expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

Sale of Steam Assets
--------------------

       See Note 4 in the Notes to Financial Statements.

AES Acquisition of IPALCO
-------------------------

       See Note 5 in the Notes to Financial Statements.

Voluntary Early Retirement Program
----------------------------------

       See Note 6 in the Notes to Financial Statements.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 2000
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1999
           -----------------------------------------------------------

       Income applicable to common stock for the third quarter 2000 was $33.8 million, a $4.3 million decrease from the third quarter of 1999. Income applicable to common stock during the nine months ended September 2000 was $89.3 million, a $20.6 million decrease compared to the same period last year. The following discussion highlights the factors contributing to this result.

Operating Revenues
------------------

         Operating revenues decreased $3.7 million during the third quarter ended September 2000 compared to the similar period last year. Operating revenues for the nine months ended September 2000 increased $8.2 million from the comparable 1999 period. These results were due to the following:

                                 Increase (Decrease) from Comparable 1999 Period
                                 -----------------------------------------------
                                                   September 30, 2000
                                                   ------------------
                                          Three Months Ended   Nine Months Ended
                                          ------------------   -----------------
                                                   (Millions of Dollars)

Electric:
  Change in retail KWH sales mix - net of fuel          1.9             8.2
  Change in estimate for unbilled revenue              (8.0)           (8.0)
  Fuel revenue                                          0.8             3.8
  Wholesale revenue                                     3.2             5.9
  DSM Tracker revenue                                  (0.3)           (0.1)
Steam revenue                                          (0.4)           (1.7)
Other revenue                                          (0.9)            0.1
                                                   ---------       ---------
  Total change in operating revenues               $   (3.7)       $    8.2
                                                   =========       =========


         The third quarter and nine months ended September 30, 2000 increase in retail revenue compared to the similar periods in 1999 resulted from economic growth in Indianapolis offset by milder temperatures compared to last year. Cooling degree days fell 22.0% compared to 1999 and were 6.5% below normal. The nine months ended increase in retail revenue compared to the same period in 1999 reflects a higher realization per kilowatt-hour sold partially offset by milder weather during the summer. Both the third quarter and nine months ended variances from prior year reflect the change in the estimate for unbilled revenue recorded during 1999. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue increased during the third quarter of 2000 due to favorable wholesale market conditions and generating unit availability. Steam revenue decreased during the nine months ended 2000 primarily due to a decrease in heating degree days.

Operating Expenses
------------------

         Fuel costs increased by $6.1 million and $9.3 million in the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year. These increases were primarily due to higher KWH generation due to generating unit availability and increases in deferred fuel.

         Other operating expenses increased $4.4 million and $11.3 million in the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods in 1999. The third quarter increase was primarily due to rental costs of $2.2 million for portable diesel generators used to supplement generation during the summer months. The nine months ended increase was primarily due to decreased sales of emission allowances of $4.5 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $3.2 million for portable diesel generators used to supplement generation during the summer months.

         Power purchased decreased $16.8 million and $17.8 million during the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year primarily because the prior year totals reflect an unusually high level of purchases caused by generating unit outages during peak demand conditions and higher market prices for scheduled summer peaking power.

         Maintenance expense increased $.6 million and $4.9 million during the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year. The increase in expense was due primarily to costs associated with the timing of generating unit overhauls and outages.

         Income taxes-net increased $3.8 million and $2.3 million in the third quarter and nine months ended periods, respectively, due to increases in pretax operating income and a $3.2 million adjustment to the income tax accrual offset by a decrease in deferred taxes.

Other Income and Deductions
---------------------------

         Other - net decreased $1.6 million and $22.4 million during the third quarter and nine months ended September 30, 2000, respectively. The third quarter decrease was primarily a result of decreased insurance recoveries. The nine months ended variance was primarily due to an asset impairment loss recognized in conjunction with the sale of steam assets (see Note 4 in the Notes to Financial Statements).

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



                                         INDIANAPOLIS POWER & LIGHT COMPANY
                                         ----------------------------------
                                                  (Registrant)



Date:     November 13, 2000                /s/   John R. Brehm
       ----------------------           ---------------------------------------
                                                 John R. Brehm
                                                 Senior Vice President, Finance



Date:     November 13, 2000               /s/    Stephen J. Plunkett
       ----------------------           ---------------------------------------
                                                 Stephen J. Plunkett
                                                 Controller